Form 10QSB
period 1995-09-30
DYNATEC INTERNATIONAL INC
filed 1995-11-14
CIK 752208

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] Quarterly Report Pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For Quarter Ended:  September 30, 1995
                        Commission file number:  0-12806


                           Dynatec International, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

          Utah                                         87-0367267
          ------------------------------               ----------------
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or                          Identification No.)
          organization)

          1820 South 3594 West
          Salt Lake City, UT                           84104
          ------------------------------               ----------------
          (Address of principal                        (Zip Code)
          executive offices)

Registrant's telephone
number, including area code:  (801) 973-9500
                              --------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X    No
                   -----     -----

     The number of shares outstanding of the issuer's common stock as of September 30, 1995, were 939,116. The aggregate market value of voting stock held by non affiliates of the Company at November 1, 1995 was $2,856,174.

                         PART 1. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Reference is made to the attached Unaudited Consolidated Financial Statements for the first quarter and year-to-date results of fiscal year 1996 and 1995. These Financial Statements are hereby incorporated by reference. (See
Exhibit 1) The information for the Company's first quarter and year-to-date results for the period ended September 30, 1995 and 1994 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the first quarter of fiscal year 1996 ending on September 30, 1995 were $2,437,809. Total revenues for the first quarter of fiscal year 1995 ending on September 30, 1994 were $2,108,614. This represents an approximate eleven percent (11%) increase over first quarter of fiscal year 1995. The increase in revenues can be substantially attributed to increased sales in the telephone accessories and hardware segments of the business.

During the first quarter of fiscal year 1996 ending September 30, 1995 the company experienced telephone accessory sales of $1,464,721 compared to $1,241,211 for the same period of the prior fiscal year. This represents an increase of $223,510 or 15%. The Mini Softalk, Universal Softalk, and Softalk II products increased by $8,126 (7%), $142,426 (274%), and $120,723 (133%)
respectively. Sales of the Softalk product declined by $113,377 (21%). The telephone shoulder rest products collectively experienced a sales increases of $49,348 (12%) and the Twist Cord product experienced an increase of $8,752 (31%). During the quarter the company introduced a Softalk Value Pack product. The Value Pack includes a Softalk II and Twist Cord with Twisstop in a retail package. It is the intention of the company to aggressively market the Value Pack to the mass market. The Value Pack contributed sales of $7,517 to the first quarter of fiscal year 1996.

During the first quarter of fiscal year 1996 ending September 30, 1995 the hardware products line of the company experienced sales increases of $169,557 (28%) over the same period for the prior fiscal year. The Sofstop, and Coverup products of the company experienced increases of

$65,524 (96%) and $6,731 (7%) respectively. The Sofstop products have shown increases mainly due to the addition of several large wholesalers of the product to the customer base. The Wedge product showed a sales increase of $7,890 (28%). The Expand-A-Shelf, Mini Expand-A-Shelf and Mega Expand-A-Shelf products showed a collective sales increase of $64,786 (17%). The Company introduced the Expand-A-Shelf, Book Edition during the first quarter of fiscal year 1996 and experienced sales of $29,391. The company expects the shelf sales to continue to increase with the addition of the Expand-A-Shelf, Book Edition. Discontinued products in the hardware line experienced sales decreases of $4,770.

The Company has been marketing the FUJI Novel line of batteries to the office product industry for several years. During the first quarter of fiscal year 1996 ending on September 30, 1995, the company experienced a sales decline in batteries of $94,572 (36%). The sales decline can be mainly attributed to the decline in sales to Mexico from the same period for the prior fiscal year.

The Company has been marketing the Softalk Erasable Boards, Fuji Film and has been contract packaging for AT&T. These sales have been accounted for in the Miscellaneous products segment of the business. Erasable board sales increased by $2,587 while Fuji Film and contract packaging decreased by $6,066 (41%) and $45,821 (73%) respectively. The company has mostly packaged cellular telephone accessory products for AT&T. AT&T is currently in the process of deciding whether or not to continue with the cellular accessory product line.

The Company experienced net income of $54,761 for the first quarter of fiscal year 1996 ended September 30, 1995. In the prior fiscal year quarter ended September 30, 1994 the company had net income of $16,664.


LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities is 1.58 at September 30, 1995 compared to 1.76 as of June 30, 1995. The current assets at the end of the first quarter 1995 were $3,188,646 compared to $2,992,687 at June 30, 1995. The current liabilities of the Company as of the end of the first quarter 1996 were $2,014,334 compared to $1,702,061 at June 30, 1995. For the three month period ending September 30, 1995 the Company experienced a increase in cash of $109,121. The cash increase is attributed to an increase in cash flow from operations and financing activities (borrowings) as well as a decrease in cash flows from investing activities (capital purchases). At September 30, 1995 the Company had made no commitments that could result in negative impact on the liquidity and capital resources of the Company.

     At September 30, 1995, the stockholders' equity was $2,784,378. At June 30, 1995, stockholders' equity was $2,698,371.

                            PART II-OTHER INFORMATION

ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit List.
     Exhibit 1 - Unaudited Consolidated Financial Statements of the Company as of September 30, 1995, and 1994.

(b)  Reports on Form 8-K.
     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 10th day of November, 1995.

                                   DYNATEC INTERNATIONAL, INC.


                                   /s/ Donald M. Wood
                                   -----------------------------------------
                                   Donald M. Wood
                                   President-Chief Executive Officer




                                   /s/ David J. White
                                   -----------------------------------------
                                   David J. White,
                                   Executive Vice-President - Chief Financial
                                     Officer
                                   (Principal Financial and Accounting Officer)

                                                                       Exhibit 1





                           DYNATEC INTERNATIONAL, INC.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1995 and 1994

                                 C O N T E N T S

                                                                            Page
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION. . . . . . . . . . . . 3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . 5

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY . . . . . 6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . 8

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . .10

UNAUDITED CONSOLIDATED COSTS OF SALES (SCHEDULE 1) . . . . . . . . . . . . . .19

UNAUDITED CONSOLIDATED COSTS OF GOODS MANUFACTURED (SCHEDULE 2). . . . . . . .20

UNAUDITED CONSOLIDATED EXPENSES (SCHEDULE 3) . . . . . . . . . . . . . . . . .21

The information for the Company's first quarter ended September 30, 1995 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of the results of operations for such periods. Results for interim periods should not be considered as indicative of results for a full year.


                           DYNATEC INTERNATIONAL, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      September 30, 1995 and June 30, 1995


                                                      (Unaudited)      (Audited)
ASSETS                                                 Sept. 30         June 30
                                                         1995             1995
                                                      -----------      ---------
CURRENT ASSETS
Cash                                                   $  374,683     $  265,562
Receivables
  Trade accounts (net of allowance of
  $13,939 at Sept. 1995 and $13,188 at
  June 1995)                                            1,346,244      1,030,874
Accounts receivable-
  related parties (Note 12)                                77,175         70,411
Note receivable-related Parties (Note 12)                  43,500         43,500
Inventory (Note 2)                                      1,257,425      1,422,477
Prepaid expenses                                           58,644        138,768
Prepaid Income Taxes                                       30,350         18,595
Unamortized Debt issue costs                                  625          2,500
                                                       ----------     ----------
            TOTAL CURRENT ASSETS                        3,188,646      2,992,687

PROPERTY AND EQUIPMENT (Note 3)                           946,330        964,348
LAND (Note 3)                                             626,153              -

OTHER ASSETS
  Deposits                                                 14,032         14,033
  Deferred Tax Asset                                       60,512         60,512
  Note receivable-related parties (Note 12)               150,000        150,000
  Prepaid royalties-related party                          71,555         71,555
  License, patents and agreements (Note 4)                555,802        590,859
                                                       ----------     ----------
            TOTAL OTHER ASSETS                            851,901        886,959
                                                       ----------     ----------
                                                       $5,613,030     $4,843,994
                                                       ----------     ----------
                                                       ----------     ----------

The accompanying notes are an integral part of these financial statements.

                                                      (Unaudited)      (Audited)
LIABILITIES AND EQUITY                                 Sept. 30         June 30
                                                          1995            1995
                                                      -----------      ---------
CURRENT LIABILITIES
  Short-term notes payable (Note 5)                       953,340        714,525
  Current portion of long-term debt (Note 6)              197,926        270,993
  Accounts payable                                        521,082        463,128
  Accrued expenses                                        114,232        111,470
  Accrued advertising                                     133,234        103,714
  Current portion of capital lease obligations
    payable (Note 7)                                       32,517         19,614
  Accrued royalties payable                                14,615         13,938
  Accrued royalties payable - related parties              36,490          4,679
  Income taxes - current                                   10,898             --
  Deferred income taxes - current                              --             --
                                                       ----------     ----------
            TOTAL CURRENT LIABILITIES                   2,014,334      1,702,061

LONG-TERM LIABILITIES
  Notes payable (Note 6)                                  704,492        316,089
  Capital lease obligations payable (Note 7)               93,049        110,696
  Deferred income taxes                                    16,777         16,777
                                                       ----------     ----------
            TOTAL LIABILITIES                           2,828,652      2,145,623

STOCKHOLDERS' EQUITY
  Common stock, $.01 per value
    Authorized 10,000,000 shares
    Issued 939,116 shares at
    September 30, 1995, 934,912
    at June 30, 1995                                        9,392          9,349
  Additional paid-in capital                            2,710,417      2,679,214
  Retained earnings (Deficit)                              64,569          9,808
                                                       ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY                    2,784,378      2,698,371
                                                       ----------     ----------


                                                       $5,613,030     $4,843,994
                                                       ----------     ----------
                                                       ----------     ----------

                           DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended September 30, 1995 and 1995

                                                          1995           1994
                                                       ----------     ----------
REVENUE
  Sales - products                                     $2,434,458     $2,125,400
  Other                                                     3,351         63,214
                                                       ----------     ----------
            TOTAL REVENUE                               2,437,809      2,188,614

COST OF SALES
  Products (Schedule 1)                                 1,529,948      1,347,287
  Royalties (Note 11)                                      74,489         68,763
                                                       ----------     ----------
            TOTAL COST OF SALES                         1,604,437      1,416,050
                                                       ----------     ----------
            GROSS PROFIT                                  833,372        772,564


EXPENSES
  Selling expenses (Schedule 3)                           356,924        399,760
  General & administrative expenses (Sch 3)               368,917        324,219
  Research and Development                                  6,161          2,286
  Bad debts                                                 1,500             --
                                                       ----------     ----------
            TOTAL EXPENSES                                733,502        726,265

            OPERATING INCOME/(LOSS)                        99,870         46,299

OTHER INCOME/(EXPENSE)
  Interest expense                                        (45,966)       (25,664)
                                                       ----------     ----------
            TOTAL OTHER INCOME/(EXPENSES)                 (45,966)       (25,664)
                                                       ----------     ----------

Income/(loss) from continuing operations
  before income taxes                                      53,904         20,635
Income tax expense (benefit) (Note 8)                        (857)         3,971
                                                       ----------     ----------

            NET INCOME/(LOSS)                          $   54,761     $   16,664
                                                       ----------     ----------
                                                       ----------     ----------

EARNINGS (LOSS) PER SHARE:
  Continuing Operations                                $      .06     $      .02
                                                       ----------     ----------
            NET EARNINGS (LOSS)
              PER SHARE                                $      .06     $      .02
                                                       ----------     ----------

The accompanying notes are an integral part of these financial statements.

                           DYNATEC INTERNATIONAL, INC.
       UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
          For the Three Month Period Ended September 30, 1995 and 1994


                                                           Free          Total
                                        Restricted        Trading        Shares
                                          Shares          Shares         Issued
                                        ----------      ---------      ---------
BALANCE JUNE 30, 1994                      331,784        524,494        874,278

Restricted shares free trading                --             --
Net Income (Sept. 30, 1994)                   --             --             --
                                           -------        -------        -------
BALANCE SEPTEMBER 30, 1994                 331,784        524,494        874,278
                                           -------        -------        -------
                                           -------        -------        -------


BALANCE JUNE 30, 1995                      386,499        548,413        934,912

Shares issued for non-compete                4,204           --            4,204
Restricted shares free trading              (7,175)         7,175           --
Net Income (Sept. 30, 1993)                   --             --             --
                                           -------        -------        -------
BALANCE SEPTEMBER 30, 1995                 383,528        555,588        939,116
                                           -------        -------        -------
                                           -------        -------        -------

The accompanying notes are an integral part of these financial statements.

                           DYNATEC INTERNATIONAL, INC.
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Three Month Periods Ended September 30, 1995 and 1994

                                                                      Additional       Retained                 Total
                                          Treasury        Common      Paid-in          Earnings       Treasury  Stockholders'
                                          Shares          Stock       Capital          (Deficit)      Stock     Equity
                                          --------        -------     ----------       --------       --------  -------------
BALANCE JUNE 30, 1994                        --           $ 8,743     $2,664,103       $  5,176         $ --       $2,678,022

Restricted shares free trading
Net Income (Sept. 30, 1994)                  --              --           --             16,664           --           16,664
                                          --------        -------     ----------       --------       --------     ----------
BALANCE SEPTEMBER 30, 1994                   --           $ 8,743     $2,664,103       $ 21,840         $ --       $2,694,686
                                          --------        -------     ----------       --------       --------     ----------
                                          --------        -------     ----------       --------       --------     ----------


BALANCE JUNE 30, 1995                        --           $ 9,349     $2,679,214        $ 9,808         $ --       $2,698,371
Shares issued for non-compete                --                43         31,203           --             --           31,246
Restricted shares free trading               --              --           --               --             --           --
Net Income (Sept. 30, 1995                   --              --           --             54,761           --           54,761
                                          --------        -------     ----------       --------       --------     ----------
BALANCE SEPTEMBER 30, 1995                   --           $ 9,392     $2,710,417       $ 64,569         $ --       $2,784,378
                                          --------        -------     ----------       --------       --------     ----------
                                          --------        -------     ----------       --------       --------     ----------

                           DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
          For the Three Month Periods Ended September 30, 1995 and 1994

                                                          1995           1994
                                                      -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Cash received from customers                        $ 2,388,005    $ 2,201,725
  Cash paid to suppliers & employees                   (2,143,214)    (1,961,539)
  Interest paid                                           (39,081)       (23,807)
  Income taxes paid                                           (50)       (26,801)
                                                      -----------    -----------
            NET CASH PROVIDED (USED)
            BY OPERATING ACTIVITIES                       205,660        189,578

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of Land                                       (626,153)         --
  Sale of Fixed Assets                                                     8,060
  License, Patents, Rights expenditure                      --             --
  Capital Expenditures                                    (51,039)      (103,802)
  Issuance of stock for non-compete and rights             31,246          --
                                                      -----------    -----------
            NET CASH PROVIDED (USED)
            BY INVESTING ACTIVITIES                      (645,946)       (95,742)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net borrowings (payments) under
  line-of-credit agreement                                238,815       (180,069)
    Principal payments under capital lease
    obligations                                            (4,744)       (13,087)
  Borrowing (Payments) on long-term debt                  315,336        (39,108)
                                                      -----------    -----------
            NET CASH (USED) BY
            FINANCING ACTIVITIES                          549,407       (232,264)
                                                      -----------    -----------
            NET INCREASE (DECREASE)
            IN CASH                                       109,121       (138,428)
                  CASH AT BEGINNING OF PERIOD             265,562        341,209
                                                      -----------    -----------
                  CASH AT END OF PERIOD               $   374,683    $   202,781
                                                      -----------    -----------
                                                      -----------    -----------

The accompanying notes are an integral part of these financial statements.

                           DYNATEC INTERNATIONAL, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          For the Three Month Periods Ended September 30, 1995 and 1994

                       RECONCILIATION OF NET INCOME TO NET
                      CASH PROVIDED BY OPERATING ACTIVITIES

                                                          1995           1994
                                                      -----------    -----------
Net Income                                            $    54,761    $    16,664
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
  Depreciation                                             69,055         51,992
  Amortization                                             35,056         22,556
  Provisions for losses on accounts receivable                751           (657)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable           (316,121)        90,971
    (Increase) decrease in inventory                      165,052       (153,704)
    (Increase) decrease in prepaids                        80,124         90,646
    (Increase) decrease in accounts receivable related     (6,764)        48,231
    (Increase) decrease in prepaid royalties related         --            6,948
    (Increase) decrease in prepaid taxes                  (11,755)          --
    (Increase) decrease in deposits                          --            1,852
    (Increase) decrease in debt issue costs                 1,875          3,475
    Increase (decrease) in royalties payable                  677         (1,006)
    Increase (decrease) in accounts payable trade          57,954         21,402
    Increase (decrease) in accrued expenses                 2,766        (36,543)
    Increase (decrease) in accrued royalties related       31,811        (38,525)
    Increase (decrease) in accrued commissions               --           46,380
    Increase (decrease) in accrued advertising             29,520         41,726
    Increase (decrease) in income taxes payable            10,898        (22,830)
                                                      -----------    -----------
            TOTAL ADJUSTMENTS                             150,899        172,914
                                                      -----------    -----------
            NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                        $ 205,660      $ 189,578
                                                      -----------    -----------
                                                      -----------    -----------


SUPPLEMENTAL DISCLOSURES:                                 1995           1994
                                                      -----------    -----------
Non-cash investing & financing activities:

Capital Acquisitions financed by:
  Accounts payable                                         51,039         11,568
  Issuance of debt                                           --             --
  Capital lease obligations                                  --             --

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994


NOTE 1 - BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-KSB for the period ended June 30, 1995.

NOTE 2 - INVENTORY
     Inventory as of September 30, 1995 and June 30, 1995 is summarized as follows:

                                                   Sept. 30       June 30
LIFO                                                 1995           1995
----                                              ----------     ----------
Raw                                               $  465,964     $  329,795
Finished                                             791,461      1,092,682
                                                  ----------     ----------
                                                  $1,257,425     $1,422,477
                                                  ----------     ----------
                                                  ----------     ----------

     Dynatec inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) method.

     The current cost of LIFO inventories exceeded the carrying amount by approximately $40,000 at September 30, 1995.

NOTE 3 - PROPERTY AND EQUIPMENT
     Property and equipment as of September 30, 1995 and June 30, 1995 are detailed in the following summary:

                                                        Net Book Value
                                                        --------------
                                 Accumulated        Sept. 30       June 30
                       Cost      Depreciation          1995          1995
                    ----------   ------------       --------       --------
Equipment            2,028,266      1,345,403        682,863        682,876
Leasehold imprv        132,919        117,692         15,227         17,552
Office equipment       215,402        113,756        101,646        103,544
Signs                    8,187          8,187             --             --
Vehicles                68,355         27,532         40,823         33,816
Capital leases         186,386         80,615        105,771        126,560
                    ----------     ----------       --------       --------
                    $2,639,515     $1,693,185       $946,330       $964,348


     Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation for the three months ended September 30, 1995 amounted to $69,055 (51,992 in 1994).

     During fiscal year 1995 the company obtained an option on an industrial piece of property. The option was obtained with the purpose of purchasing the land for construction of an office, warehouse and distribution facility for the company. A limited liability company was formed by several members of the management group at Dynatec with the intent to use the LLC to purchase the land and construct the facility that would be leased to the company. As the option was set to expire in August 1995, the company exercised the option and purchased the land. Upon completion of the building project it is anticipated that the land and corresponding liability will be transferred to the limited liability company.

NOTE 4 -- LICENSE, PATENTS AND AGREEMENTS
     These agreements represent amounts paid for the right to manufacture, produce, sell, and market various products. The majority of said costs are associated with agreements for the telephone accessory product line. In September 1991 the Company entered into a non-competition and proprietary information agreement with the former shareholders of Arnco Marketing, Inc. the previous licensee of the Twisstop product. In July 1993 the Company entered into a non-competition agreement with Fujima Corporation, the former Fuji battery licensee. In March 1995, the company purchased the rights and customer list for a doorstop poduct line from All R Prodx, Inc. In addition, a five year non-competition agreement was entered into with All R Prodx Inc. and its shareholder. Such costs are amortized on the straight-line method in amounts sufficient to write off the costs over their estimated economic lives. Most of these rights are non-exclusive. Amortization for the three months ended September 30, 1995 amounted to $35,056 ($22,556 for 1994).

                           DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 1995 and 1994


NOTE 5 - SHORT-TERM NOTES PAYABLE
          Short-term notes payable as of September 30, 1995 and June 30, 1995, are detailed in the following summary:

                                                        Sept. 30        June 30
                                                          1995            1995
                                                        --------        -------
          Revolving line-of-credit up to
          $1,500,000 with a bank; to fund
          accounts and inventory and support
          letter of credit and general business
          expenses, interest payable monthly
          at one percent (1.0%) over prime;
          secured by receivables, inventory and
          equipment; due November 15, 1995.              953,340        714,525
                                                        --------       --------
                                                        $953,340       $714,525
                                                        --------       --------
                                                        --------       --------

          Pertinent data regarding aggregate short-term borrowings is as follows:

                                                        Sept. 30        June 30
                                                          1995            1995
                                                        --------       --------

          Maximum outstanding                           $953,340       $724,677
          Average outstanding                            866,130        591,061

          Weighted average interest rate                   9.75%          9.53%

NOTE 6 - NOTES PAYABLE
     Long-term notes payable as of September 30, 1995 and June 30, 1995, are detailed in the following summary:

                                                       Sept. 30        June 30
                                                         1995            1995
                                                      ----------      ---------
     Revolving line of credit payable to
     bank for purposes of equipment
     financing; advances, to be amortized
     over a period of 60 months due in
     monthly installments of principal
     plus interest at one percent (1%) over
     prime; secured by equipment.                        709,925        347,785
     Note payable to a company; due in quarterly
     installments of $15,908 with interest at 8%;
     due December 22, 1996; unsecured.                    74,984         89,110
     Note payable to a company due upon gross
     sales derived from the payee's key customer list
     or March 22, 1997, whichever is earlier with
     interest at 8%, unsecured.                           25,000         25,000
     Note payable to an individual; due in quarterly
     installments of 2,102 shares of stock of the
     company; due December 22, 1996; no interest;
     unsecured.                                           78,131        109,377
     Note payable to financing company due
     in monthly installments of $588 with an
     interest rate of 8.5%; due December 1997;
     secured by vehicle.                                  14,378         15,810
                                                       ---------      ---------
     Total long-term debt                                902,418        587,082
     Less: Current portion                              (197,926)      (270,993)
                                                       ---------      ---------
     Total long-term debt excluding
     current portion                                   $ 704,492      $ 316,089
                                                       ---------      ---------
                                                       ---------      ---------

     Aggregate maturities during the next five years are as follows:

          Year ended September 30,       1996                  197,926
                                         1997                  204,813
                                         1998                  143,724
                                         1999                  141,985
                                         2000                  141,985
                                  Later years                   71,985
                                                             ---------
          Total long-term debt                               $ 902,418
                                                             ---------
                                                             ---------

                           DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 1995 and 1994

NOTE 7 - LEASES
     All non-cancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

     The following analysis represents property under capital lease at September 30, 1995 and June 30, 1995.

                                                   Sept. 30        June 30
                                                     1995           1995
                                                  ----------     ----------
          Equipment                                $ 186,386      $ 213,776
          Less: Accumulated depreciation             (80,615)       (87,216)
                                                   ---------      ---------
          Net property under capital lease         $ 105,771      $ 126,560
                                                   ---------      ---------
                                                   ---------      ---------

     At September 30, 1995, the company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                   Capital        Operating
                                                   Leases         Leases
                                                   ---------      ---------
          Year Ended September 30:
                      1996                         $  29,833      $ 124,714
                      1997                            53,621         51,965
                      1998                            62,828          --
                      1999                             --             --
                      2000                             --             --
               Later years                             --             --
                                                   ---------      ---------
          Total minimum lease payments             $ 146,282      $ 176,669
          Less: Interest                             (20,716)     ---------
                                                   ---------      ---------
          Present value of net minimum
          lease payments                             125,566
          Less: Current portion                      (32,517)
                                                   ---------
          Capital lease obligations
          payable long--term                       $  93,049
                                                   ---------
                                                   ---------

NOTE 8 - INCOME TAX EXPENSE
     The provision for taxes on earnings from continuing operations consisted of the following:

                                                    Sept. 30        Sept.30
                                                      1995            1994
                                                    --------        -------
          Current
          Federal                                   $  8,203        $ 2,940
          State                                        2,695          1,031
                                                    --------        -------
                                                      10,898          3,971
                                                                    -------
                                                                    -------
          Less Tax benefit from prior year           (11,755)
                                                    --------
          Benefit                                       (857)

NOTE 9 - MAJOR CUSTOMER
     Sales to major customers for the quarter ended September 30, 1995 recognized by the Company's wholly owned subsidiary, Softalk, Inc. are summarized below:

                                                     Percent of Revenues
                                               ------------------------------
                                Sales                  Telephone     Hardware
          Customer              Recognized     Total   Accessories   Products
          -----------------     ----------     -----   -----------   --------
          AT&T Technologies        372,526       15%           25%        --
          United Stationers        201,108        8%           14%        --
          Gemini Industries        304,000       12%           21%        --
          S.P. Richards            466,332       19%           32%        --
          Associated Stationers    107,882        4%            7%        --
          National Hardware        173,259        7%           --         23%


NOTE 10 - CONTINGENCIES AND LITIGATION
     The Company known as P.I.E. Nationwide, Inc. filed a Chapter 7 bankruptcy petition prior to June 1992. On June 19, 1992 the trustee of the estate of Olympia Holding Corporation formerly known as P.I.E. Nationwide, Inc. filed suit in the United states Bankruptcy Court Middle District of Florida, Jacksonville Division against the Company. The plaintiff claims that P.I.E. improperly undercharged the company for freight and therefore, claims the Company owes P.I.E. approximately $4,500. The trustee has filed several thousand similar claims against various companies. At present the Company is defending itself and expects to prevail.

                           DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 1995 and 1994

NOTE 11 - ROYALTIES
     The following ia a summary of royalties for the three month periods ended September 30, 1995 and 1994.

                         Terms                          1995           1994
                         -----                      --------       --------
WAC Research
Telephone accessories    5% of net sales            $ 45,615       $ 37,021
Hardware products        (same)                        5,196          3,280

Other Entities
Hardware products        3% of net sales              12,989         10,159

Hardware Products        10% of net sales             10,689          9,873

Telephone Accessories    5% of net
                         sales to office
                         office products
                         industry                      --             8,008

Miscellaneous                                          --               422
                                                    --------       --------
                                                    $ 74,489       $ 68,763
                                                    --------       --------
                                                    --------       --------


NOTE 12 - RELATED PARTY TRANSACTIONS
     The Company's subsidiary, Softalk, Inc., maintains a royalty agreement for patent and trade-mark rights on telephone accessories and a harware product from WAC Research, a Utah corporation. The president of the Company is the beneficial owner of one-half of WAC Research.

     The Company pays the personal credit card bills for a member of the Board of Directors on a month to month basis. The amount is generally paid back to the Company the next month. At September 30, 1995 the amount owed to the Company was $13,484.

     During fiscal year 1995, the Company sold all rights and interest as well as molds and inventory related to several products being discontinued by the Company. These items were sold to WAC Research and WAC agreed to also pay certain travel related expenses. The notes receivable to the Company were written with an 8% interest rate and various due dates. The total of the notes at September 30, 1995 was $256,170. Subsequent to September 30, 1995 WAC has reimbursed Dynatec a total of $40,000.

NOTE 13 - FINANCIAL INSTRUMENTS
     OFF-BALANCE SHEET RISK
     Letters of Credit are issued by the Company during the ordinary course of business through their bank as required by certain vendor contracts. As of September 30, 1995 the Company had approximately $60,000 in outstanding letters of credit for the future purchase of inventory.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to its customers in the normal course of business. However, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentrations of credit risk with respect to trade receivables is limited due to the Company's large number of customers and their dispersion across many
     geographies.   The Company places its temporary cash investments with high quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

NOTE 14 - SEGMENT REPORTING
     A summary of information about the Company's operations by segment follows:

                                                     1995            1994
                                                  ----------     ----------
          Revenues:
          Telephone accessories                   $1,464,721     $1,241,211
          Hardware products                          767,809        598,252
          Batteries                                  168,668        263,240
          Other segments                              36,611         85,911
                                                  ----------     ----------
            Total                                 $2,437,809     $2,188,614
                                                  ----------     ----------
                                                  ----------     ----------

          Operating income (loss):
          Telephone accessories                   $  150,820     $   47,527
          Hardware products                          (19,162)        13,985
          Batteries                                  (31,242)       (10,591)
          Other segments                                (546)        (4,622)
                                                  ----------     ----------
            Total                                 $   99,870     $   46,299
                                                  ----------     ----------
                                                  ----------     ----------

          Identifiable assets:
          Telephone accessories                   $4,545,542     $3,495,844
          Hardware products                          535,437        256,553
          Batteries                                  427,699        497,554
          Other segments                             104,352         28,949
                                                  ----------     ----------
            Total                                 $5,613,030     $4,278,900
                                                  ----------     ----------
                                                  ----------     ----------

          Depreciation and amortization:
          Telephone accessories                   $   70,889     $   65,358
          Hardware products                           26,417          9,190
          Batteries                                    6,412          --
          Other segments                                 393          --
                                                  ----------     ----------
            Total                                 $  104,111     $   74,548
                                                  ----------     ----------
                                                  ----------     ----------

          Capital expenditures:
          Telephone accessories                   $    9,040     $  103,802
          Hardware products                           41,999          --
          Batteries                                    --             --
          Other segments                               --             --
                                                  ----------     ----------
            Total                                 $   51,039     $  103,802
                                                  ----------     ----------
                                                  ----------     ----------

                                                                      Schedule 1

                           DYNATEC INTERNATIONAL, INC.
                      UNAUDITED CONSOLIDATED COSTS OF SALES
             For the Three Months Ended September 30, 1995 and 1994

                                                     1995            1994
                                                  ----------     ----------
COST OF SALES - PRODUCTS
Beginning inventory - finished                    $1,092,682     $  858,691
Costs of goods manufactured (Schedule 2)           1,006,838      1,338,053
Purchases                                            105,207         20,787
Freight                                               81,751         90,998
Amortization                                          34,931         22,431
Less: ending inventory - finished                   (791,461)    $ (983,673)
                                                  ----------     ----------
                                                  $1,529,948     $1,347,287
                                                  ----------     ----------
                                                  ----------     ----------





The accompanying notes are an integral part of these financial statements.

                                                                      Schedule 2

                           DYNATEC INTERNATIONAL, INC.
               UNAUDITED CONSOLIDATED COSTS OF GOODS MANUFACTURED
          For the Three Month Periods Ended September 30, 1995 and 1994

                                                     1995           1994
                                                  ----------     ----------
COST OF GOODS MANUFACTURED
Beginning inventory - raw                         $  329,795     $  228,371
Materials - raw                                      860,040      1,098,275
Engineering                                             --            8,650
Freight                                               33,304         55,632
Depreciation                                          46,208         37,260
Labor                                                173,607        143,862
Repairs & maintenance                                  7,089            572
Miscellaneous - direct                                22,759         22,524
Less: ending inventory - raw                      $ (465,964)    $ (257,093)
                                                  ----------     ----------
                                                  $1,006,838     $1,338,053
                                                  ----------     ----------
                                                  ----------     ----------

                                                                      Schedule 3

                           DYNATEC INTERNATIONAL, INC.
                         UNAUDITED CONSOLIDATED EXPENSES
          For the Three Month periods Ended September 30, 1995 and 1994

                                                     1995           1994
                                                   ---------      ---------
SELLING EXPENSES
Advertising                                        $  37,500      $  67,432
Commissions                                          123,327        118,697
Depreciation - selling                                13,782          8,269
Miscellaneous                                          1,791          7,030
Promotions & Literature                               30,918         44,172
Salaries - sales                                     116,727         99,927
Travel & entertainment                                32,879         54,233
                                                   ---------      ---------
                                                   $ 356,924      $ 399,760
                                                   ---------      ---------
                                                   ---------      ---------

GENERAL AND ADMINISTRATIVE EXPENSES
Corporate expense                                     73,526         44,724
Depreciation & Amortization - office                   9,190          6,588
Insurance                                             40,019         43,685
Legal & Accounting                                    28,942         36,383
Miscellaneous                                          2,372           --
Office expense                                        19,754         26,207
Payroll taxes                                         32,133         26,439
Rent                                                  35,117         28,984
Salaries - office & officers                         100,851         86,826
Taxes                                                  8,167          6,204
Telephone                                             11,581         10,762
Utilities                                              7,265          7,417
                                                   ---------      ---------
                                                   $ 368,917      $ 324,219
                                                   ---------      ---------
                                                   ---------      ---------





The accompanying notes are an integral part of these financial statements.