Form 10KSB
period 1995-12-31
DYNATEC INTERNATIONAL INC
filed 1996-04-19
CIK 752208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Transitional Period Ended December 31, 1995
                       Commission file number:  0-12806

                           Dynatec International, Inc.
                           ---------------------------
                 (Name of small business issuer in its charter)

          Utah                                         87-0367267
          ----                                         ----------
          (State or other jurisdiction                 (I.R.S. Employer
          or incorporation or                           Identification No.)
          organization)

          1820 South 3594 West
          Salt Lake City, UT  84104
                              -----
          (Address of principal (Zip Code)
          executive offices)

Issuer's telephone
number:        (801) 973-9500
               --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:
               Common Stock (Par Value $0.01 per share)
               ----------------------------------------
                          (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the transitional period ended December 31, 1995 were $5,230,971.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid asked price of the Common Stock on March 25, 1996 as reported on the NASDAQ National Market System, was approximately $2,041,276.

     As of March 25, 1996 Registrant had outstanding 941,219   shares of Common
Stock.

     Transitional Small Business Disclosure Format.  Yes    No X
                                                        ---   ---

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----

ITEM 1    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

1.1    General Description of Business,
       Marketing and Market Segment Information
1.2    Subsidiaries
1.3    Raw Materials and Suppliers
1.4    Trademarks and Patents
1.5    Seasonal Nature of Products
1.6    Inventory Load and Backlog Orders
1.7    Major Customers
1.8    Competitive Conditions in the Market
1.9    Environmental Regulation
1.10   Number of Persons Employed

ITEM 2    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 3    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6



                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . 6

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITIONS AND
          RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA . . . . . . . . . . . . 8

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . . . . . . . .10

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS,
          PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE
          ACT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 12

ITEM 11   SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . 14

ITEM 12   CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . 15



                                     PART IV

ITEM 13   EXHIBITS, FINANCIAL STATEMENTS AND
          SCHEDULES AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

            (a)  Consolidated financial statements, financial schedules, and supplemental information
            (b)  Reports on Form 8-K
            (c)  Exhibits Index

            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                                     PART I

ITEM 1.       BUSINESS

       1.1 GENERAL DESCRIPTION OF THE BUSINESS OF THE COMPANY - MARKETING AND MARKET SEGMENT INFORMATION. Dynatec International, Inc., is engaged in the manufacture and distribution of consumer products.

TELEPHONE ACCESSORIES.

       Historically the telephone accessory products have been the principal source of revenues for the Company. The telephone shoulder rest products are currently distributed by the Company under the trade names of "Softalk" (R) "Mini-Softalk" (TM) "Softalk II" and "Universal Phone Rest". Other telephone accessory products include "Twisstop," "Twist Cord," "Value Pack" and Telephone Accessory Packaging.

       In the six month transitional period ended December 31, 1995, revenues from the telephone accessory products accounted for 62.7% of the total revenues of the Company. In fiscal years 1995 and 1994 the telephone accessories accounted for 61.2% and 62.7% respectively, of revenues of the Company.

       It is anticipated that this segment will account for a similar percentage
of Company revenues in calendar year 1996.   Sixteen percent of the telephone
accessory products revenues and ten percent of total Company revenues are derived through sales to AT&T. United Stationers accounted for thirteen percent of telephone accessory products revenues and eight percent of total company revenues. Gemini Industries accounted for twenty four percent of telephone accessories revenue and fifteen percent of total company revenue. S.P. Richards accounted for thirteen percent of telephone accessory revenue and eight percent of total company revenue. These products are additionally sold principally through Sears stores, various office products stores and office products super stores. The Company began to package various telephone accessory items for AT&T Technology in fiscal year 1995. Revenues from packaging in the six month period amounted to $61,900. AT&T has made the decision to discontinue the packaging.

HARDWARE/HOUSEWARES PRODUCTS.

       During the six month transitional period ended December 31, 1995, the hardware/housewares products of the Company accounted for 27.0% of the revenues of the Company. In fiscal years 1995 and 1994 this segment accounted for 27.0% and 23.3% respectively, of the revenues of the Company. The hardware products currently being sold by the Company include the "Expand-A-Shelf", "Mini Expand-A-Shelf", "Mega Expand-A-Shelf", "Expandable Book Shelf", "Sofstop", "Cover-Up", " Hide It", "Sofstop II", "The Wedge", "Super Wedge" and "Fuji Film."

       During the six month transitional period ended December 31, 1995, thirty two percent of the Hardware Products segment sales were made to National Hardware Manufacturing. The sales to National represented nine percent of total company revenues.

       The hardware products are being sold directly to retail stores, distributors and catalogs including National Manufacturing, Lechters, Container Store, Home Depot, Hannover House, Target, Williams Sonoma and others.

BATTERY PRODUCT LINE.

       In fiscal year 1993 the company signed a distribution agreement to represent Fuji Novel Batteries in various domestic markets. In fiscal years 1994 and 1995 the company renewed the agreement and obtained the rights to Mexico. The company mainly markets dry cell alkaline batteries. The company markets the majority of the batteries to office product dealers and wholesalers as well as several accounts in Mexico. During the six month transitional period ended December 31, 1995 the battery product line sales were ten percent of total company revenues. The company has not renewed the license agreement due to low margins and a price increase from Fuji for 1996.

MISCELLANEOUS PRODUCTS.

       Miscellaneous products of the Company include the "Softalk Erasable Board" a soft wipe erasable planning board for office and personal use.

       The miscellaneous products segment accounted for less than one percent of total Company revenues in the six month transitional period ended December 31, 1995. In 1994 and 1993 it accounted for less than one percent and 1.3% of the revenues of the Company.

       1.2 SUBSIDIARIES OF THE COMPANY. As of the end of its six month transitional period ended December 31, 1995, the Company conducted most of its operations through certain of its subsidiaries. Softalk, Inc. is a wholly owned subsidiary engaged in the manufacture and distribution of the telephone accessory products, hardware products, battery products, and miscellaneous products of the Company.

       The name of the subsidiary, the date of organization, date of acquisition by the Company, and percentage owned by the Company are set out in chart form below.
                                                  Date           Percentage
                                                  Acquired       Shares
Name                            Date              By             held
Subsidiary                      Organized         Company        by Company
- -------------------------------------------------------------------------------
(1)  Softalk, Inc.              7/15/82           4/18/83        100%
(2)  Arnco Marketing, LTD       7/22/86           9/30/91        100%
- -------------------------------------------------------------------------------
       (1) Engaged in the manufacturing and distribution of the products of the Company.

       (2) Arnco Marketing imports and markets Twisstop to Softalk and others under a license agreement with Recoton Inc.

       With regard to the other subsidiaries named above, the Company will employ consolidated financial statements which include income and expenses for each of the subsidiaries as part of a single financial statement.

       1.3 RAW MATERIALS AND SUPPLIES. The Company uses a premixed plastisol to manufacture the Softalk, Mini Softalk, Universal phone rest, Sofstop, and Softalk II products. "Plastisol" is a generic term for the petroleum based raw material from which the vinyl substance or product is formed.

       The remainder of the Company's products are purchased in finished form and packaged by the supplier or at the Company headquarters.

       The Company, to date, has relied upon approximately fifteen primary suppliers for plastic and other materials ordered to specification for its assembly, manufacturing, and marketing processes. The Company has not experienced any shortage of plastic products or of plastisol in the past year, and does not anticipate any shortage in calendar year 1996. However, in fiscal year 1995 the cost of plastics increased substantially due to an increased demand from the orient as well as the loss of a major plastics plant due to fire. The cost of packaging also increased substantially in fiscal year 1995.

       1.4 TRADEMARKS AND PATENTS. The Company currently owns or has a contract right in Federal Trademark and Patent Registry filed for the following products, as well as certain Foreign Trademark and Patent Rights.


TRADEMARKS
                                                                 Year of
                                                                 Trademark
                                             Trademark           Expiration
Product                  Country             Granted/Filed       or Renewal
- --------------------------------------------------------------------------------
(a) Softalk              U.S.A.                8/10/90           Each 20 Years

                         Canada                2/05/81           Each 15 Years

(b) Mini-Softalk         U.S.A.                8/10/90           Each 20 Years
- --------------------------------------------------------------------------------
PATENTS
                                                                 Year of
                                                                 Patent
                                             Patent              Expiration
Product                  Country             Granted/Filed       or Renewal
- --------------------------------------------------------------------------------
(a) Universal Softalk    U.S.A.                5/07/93              2007

(b) Softalk II           U.S.A.                5/02/90              2004
- --------------------------------------------------------------------------------

       The principals of the Company think that the trademark protection afforded by the described trademarks is important to each of the products identified above.

       1.5 SEASONAL NATURE OF PRODUCTS. The three principal segments generating revenue for the Company are the telephone accessories, battery products, and the hardware/housewares products. The telephone accessory and battery products experience a seasonal fluctuation with a significant portion of sales taking place in the period July 1 to December 31 each year. No significant seasonal fluctuation has been experienced with the hardware/housewares products of the Company.

       1.6 INVENTORY LOAD AND BACKLOG ORDERS. The Company has followed a standard policy of shipping within forty-eight hours of receipt of payment on orders, or within forty-eight hours of orders on approved credit lines with the exception of large hardware/housewares and battery orders. Such orders are filled within two to four weeks. The Company has been able to ship within the foregoing guidelines on almost all occasions. The Company, in order to meet the foregoing shipping policy, keeps an inventory of approximately two months of all products.

       1.7 MAJOR CUSTOMERS. In the six month transitional period ended December 31, 1995, 16% of the telephone accessory products were distributed through sales to AT&T Phone Center Stores whose headquarters are at 5 Wood Hollow Parsippany, N.J. 07054.

       In the six month transitional period ended December 31, 1995, 13% of the telephone accessory products were distributed through sales to United Stationers Supply Company whose headquarters are at 1900 South Des Plaines Ave., Forest Park, Il 60130.

       In the six month transitional period ended December 31, 1995, 13% of the telephone accessory products were distributed to S.P. Richards whose headquarters are at P.O. Box 1266, Smyrna GA 30081.

       In the six month transitional period ended December 31, 1995, 24% of the telephone accessory products were distributed through sales to Gemini Industries whose headquarters are at 215 Eatin Road, Clifton NJ 07014.

       In the six month transitional period ended December 31, 1995, 32% of the hardware/housewares products were distributed through sales to National Manufacturing whose headquarters are at 1 First Avenue, Sterling, Illinois 61081.

       The loss of the AT&T Phone Center Stores, United Stationers, S. P. Richards, Gemini Industries, or National Manufacturing as a customer for the telephone accessory and hardware/housewares products would have a significant adverse effect on their various segments. Such a loss may have material negative impact on the Company as a whole. The Company and its predecessor have sold telephone accessory products to AT&T Phone Center Stores, United Stationers and S.P. Richards since 1981 and it is anticipated that this business relationship will continue. The Company has been marketing the Twisstop product to Gemini since 1991 and has been marketing to National Manufacturing since 1990.

       No other customer of the Company was the source of ten percent or more of the revenues of the Company during the six month transitional period ended December 31, 1995.. The loss of a single customer of the other products of the Company would not have a significant adverse effect on the Company.

       1.8 COMPETITIVE CONDITIONS IN THE MARKET. The Company believes that it is engaged in highly competitive market segments for each of its products produced. The Company bases this conclusion on the fact that the generic design or function of the telephone accessory products could probably be functionally replicated without any great difficulty. Further, many of the other products of the Company involve relatively easy assembly processes which would allow for ease of entry into the marketplace by competitors. Not withstanding this fact, the telephone accessory products of the Company have proven to be very competitive products.

       The doorstop products, as hardware items, experience significant competition with numerous other doorstop products, but are substantially different than traditional doorstops. Competition with this product is largely on the basis of price, although it is believed that the Company's products are competitively priced. The majority of the other products could be replicated fairly easy although the mold costs for such products could be substantial. The Company also has legal protection on various products.

       1.9 ENVIRONMENTAL REGULATION. The Company believes that it is in compliance with all environmental quality regulations pertaining to such matters as emission, waste disposal, safety equipment, and like procedures. The Company further believes that it is exempted from specific Environmental Protection Agency (EPA) requirements or regulations as to its manufacturing and distribution of products. The Company believes it is in compliance with all state and local environmental statutes. The Company also believes that it is in compliance with all Occupational, Safety, and Health Administration standards in its work place.

       1.10 NUMBER OF PERSONS EMPLOYED. The Company employs a full-time sales, administrative and clerical staff of 13 people. The total average monthly payroll for this 13 member staff is approximately $62,000. The Company has an average monthly assembly, warehouse and distribution staff of approximately 48 people with an average monthly payroll of approximately $70,000. The number of assembly, warehouse and distribution employees is subject to adjustment based upon demand and has ranged, during the six month transitional period ended December 31, 1995, from a high of approximately 63 employees to a low of approximately 54 employees.


ITEM 2.       PROPERTIES

       During the six month transitional period ended December 31, 1995, the Company operated one consolidated facility for its main administrative offices and assembly plant at 1820 South 3594 West Salt Lake City, Utah 84104. These facilities were leased.

       The lease on the main facility provides for monthly rentals of $9,870.00 The lease on the 38,500 square foot plant located in Salt Lake City expires in February, 1997.

       In addition to the base rental payment on the Salt Lake City facility, the Company pays an annual maintenance fee based upon a percentage formula. The amount of the maintenance fee varies on a calendar year basis. For the calendar year 1996, the maintenance fee is estimated at $22,300. The Company pays for its own electricity and heating.

       The Salt Lake City facility consists of approximately 38,500 square feet. Approximately 5,000 square feet of the facility (12%) is used for office and administrative purposes, and 33,500 square feet (88%) is used for assembly and storage area. The Company is presently utilizing all of its administrative and assembly areas.

ITEM 3.       LEGAL PROCEEDINGS

       The company known as P.I.E. Nationwide, Inc. filed a chapter 7 bankruptcy petition prior to June 1992. In June 1992, a complaint was filed against the registrant and numerous other companies in the United States Bankruptcy Court, Middle District of Florida, in Jacksonville, Florida by Olympia Holding Corporation the trustee for P.I.E. trucking company. The trustee for Olympia claims that the registrant was undercharged for several freight bills dating back to 1989 through 1991. The action claims that P.I.E. improperly undercharged the company for freight and claims the company owes P.I.E. approximately $4,500. Management and legal counsel believe that the suit is without merit, but regardless of the outcome it is not expected to have a significant affect on the company financial statements.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Other than routine Board of Director elections and auditor appointments the company had no other matters brought to a vote of security holders.


                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

       The stock of the Company is sold over-the-counter primarily in the states of California, Illinois, Florida, New York, Texas and Utah. The Company's stock is listed on the NASD Automated Quotation System (NASDAQ), under the symbol DYNX. As of the 31st day of December, 1995 there were 1,174 record holders of the stock of the Company and 941,219 shares of the stock were issued and outstanding.

       The price range of the Company's stock for the two most recent fiscal years is set forth on a quarterly basis in the Consolidated Financial Statements which are a part of this report. The referenced quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

       The Company has paid no dividends on common stock and has no present intent to pay dividends in calendar year 1996. The Company intends to retain earnings for business expansion in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS.

       The Consolidated Statements of Financial Position of the Company, as shown in the financial statements attached hereto, reflect the financial position of the Company.

       The Consolidated Statements of Operations of the Company, as shown in the attached financial statements, reflect the Company's operations.

       Results of Operations: For the six month transitional period ended December 31, 1995, the Company experienced total revenues of $5,230,971 compared to total revenues of $8,979,939 in the prior fiscal year ended June 30, 1995. Revenues for the six month period ended December 31, 1994 were $4,876,650. Comparative period revenues increased $354,321 or 7%.

       In the six month transitional period ended December 31, 1995, there was an increase of $468,429 (17%) in the revenues generated from the telephone accessory product segment of the Company. This increase was a result of several factors including a decrease in the sales of Softalk of $171,958 (16%), an increase in Mini Softalk sales of $60,250 (26%) and an increase in Universal Softalk sales of $288,727 (212%). The Softalk II experienced a sales increase of $226,516 (93%) over the prior six month period ended December 31, 1994. The Value Pack product experienced sales of $13,659. Collectively the shoulder rest products had increased sales of $417,194. The increase is mainly attributable to increased superstore sales and additional sales to wholesalers. The Twisstop product revenues increased by $129,404 (15%). The Twist Cord product experienced a sales increase of $14,425 (20%). The Twisstop and Twist Cord products increased due to increased sales to customers and wholesalers. The Company began packaging product for AT&T in fiscal year 1995. The Company packaged a line of cellular accessory products. Total packaging revenues amounted to $61,900 for the six month transitional period ended December 31, 1995. This represents a decrease of $92,594 (60%) over the same period of the prior fiscal year. AT&T has made the decision to discontinue product packaging.

       The Hardware/Housewares products segment produced an increase in revenues during the six month transitional period ended December 31, 1995 of $154,246 or 12%.

       The increase in the hardware products segment is partially a result of an increase in sales of the shelf products. Expand-A-Shelf and Mini Expand-A-Shelf increased sales by $35,675 (7%), and $2,012 (4%) respectively. Collectively the shelf products accounted for revenues of $792,635. The shelf sales increases are due to an expanded customer base as well as the increased market penetration of the Expand-A-Shelf and Mini Shelves. The Mega Expand-A-Shelf experienced a sales decrease of $33,164 (13%) during the six month transitional period ended December 31, 1995. The Coverup line had decreased sales of $6,141 (3%), while the Sofstop line showed an increase of $117,545 (88%). During fiscal year 1995 the company introduced the Hide It door bump product. This product experienced sales of $2,126.

       The Wedge product line sales increased by $3,930 (7%) over the same period for the prior calendar year.

       The Expandable Bookshelf product was introduced in the transitional period and enjoyed sales of $50,604.

       Fuji Film products showed a sales decrease of $5,245 (17%) for the six month transitional period ended December 31, 1995

       Miscellaneous product sales were $13,750 all from the erasable boards. These declined in sales by $7,616 (36%).

       The battery product line experienced sales of $524,103 in the six month transitional period ended December 31, 1995, compared to sales of $784,841 for the prior six month period ended December 31, 1994. This represents a decrease of $260,738 (36%) mainly attributed to the economic crises in Mexico as well as the decision by the Company late in the year to discontinue the battery line as a business.

       Net income increased from a net income of $20,931 for the six month period ended December 31, 1994 to a net income of $64,183 over the six month period ended December 31, 1995. The increase can be substantially attributable to the increase in sales of the most profitable items of the Company.

       Liquidity and capital resources: During the six month transitional period ended December 31, 1995, the company experienced an increase in its cash position of $53,361. The cash position increase is a function of a net decrease in cash provided by investing activities due mainly to capital expenditures, a net increase in cash from financing activities (line of credit borrowings) and an increase in cash provided from operations.

       Long-term liabilities increased from $443,562 at June 30, 1995 to $554,488 at December 31, 1995. Short term liabilities increased from $1,702,061 at June 30, 1995 to $2,733,300 at December 31, 1995. The increase is due to increased debt, particularly the construction of a warehouse and office facility and the debt incurred with that construction. Stockholders' equity increased from $2,698,310 for fiscal year ended June 30, 1995 to $2,782,641 for the six month transitional period ended December 31, 1995.

       Total debt to worth ratio was .79 at fiscal year-end 1995 versus 1.18 at December 31, 1995.

       The ratio of total current assets to total current liabilities was 1.75 at the end of fiscal 1995 compared to 1.17 at December 31, 1995.

       Impact of Inflation and Changing Prices: There was some impact on the Company by reason of inflation during the past fiscal year. Freight carriers used by the Company increased their rates in calendar year 1995. Also, prices increased for raw materials used in injection and blow molded products as well as for packaging.


ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       Reference is made to the consolidated statements of Financial position and operations of the company which are incorporated as part of this form 10KSB and which contain the Consolidated Financial Statements for fiscal years 1995, 1994 and the six month transitional period ended December 31, 1995. Reference is also made to "Impact of Inflation and Changing Prices" set forth above.

      The Consolidated Statements of Financial Position of the Company, as shown in the Financial Statements, reflect the financial position of the Company.

      The Consolidated Statements of Operations of the Company, as shown in the Financial Statements, reflect the Company's operations.

SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read in connection with, and is limited by, the more complete information in the attached Consolidated Financial Statements and notes thereto.



                                    Transition
                                    Period                                        Fiscal Year Ended
                                    Ended 12/31/95       1995             1994           1993           1992           1991
                                    --------------   -------------------------------------------------------------------------
Revenues
 Telephone
  accessories                      3,278,000         5,495,000        5,659,000      5,763,000      4,624,000      4,086,000
  Hardware Products                1,415,000         2,423,000        2,100,000      1,673,000      1,408,000        953,000
  Batteries                          524,000         1,032,000        1,187,000           -              -              -
  Other                               14,000            30,000           75,000         98,000        141,000         92,000
                                   ---------         ---------        ---------      ---------      ---------      ---------

   Total Revenues                  5,231,000         8,980,000        9,021,000      7,534,000      6,173,000      5,131,000
Income (loss) from
 continuing operations
 before taxes                        110,000           (28,000)         346,000        511,000        430,000         50,000
Income tax expense
 (benefit)                            46,000            33,000           55,000          3,000          3,000         11,000
Income (loss) from
 continuing operations                64,000             5,000          291,000        508,000        427,000         39,000
Discontinued Operations                 -                 -                -              -              -          (394,000)
Extraordinary Items                     -                 -                -              -              -              -
Net Income (loss)                     64,000             5,000          291,000        508,000        427,000       (355,000)
Total assets                       6,070,000         4,844,000        4,279,000      3,598,000      2,963,000      2,522,000
Stockholder's equity               2,783,000         2,698,000        2,678,000      2,008,000      1,502,000      1,053,000
Long term debt                       584,488           444,000          419,000        560,000        136,000        198,000
Shares outstanding                   941,000           935,000          874,000        767,000      3,841,000      3,665,000

Earnings (loss) per share (1):
 Continuing operations                 .07               .01              .35            .66            .56            .06
 Discontinued Operations                -                 -                -              -              -            (.54)
 Extraordinary items                    -                 -                -              -              -              -
                                   ---------         ---------        ---------      ---------      ---------      ---------
Net Earnings (loss) per
 share                                 .07               .01              .35            .66            .56           (.48)
                                      -----             -----           -----           -----          -----         ------
                                      -----             -----           -----           -----          -----         ------


      (1) Earnings per share calculations reflect 10-for-1 reverse stock split in June, 1990 and 5-for-1 reverse split in November 1992.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      The Company has no disagreement with its accountants on the accounting and financial disclosures contained in this Form 10-KSB.


                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      During the six month transitional period ended December 31, 1995, or portions thereof, the following have served in the capacities indicated for the Company or have been nominated to serve until the next annual meeting of shareholders. As of the date of this report, the five members serving on the board are Mr. Wood, Mr. Jack, Mr. Newbold, Mr. Volcansek and Mr. White.

Name and Office                 Principal Occupation During
Held in the                     the past Five Years and Other
Corporation              Age    Directorships
- -----------              ---    -------------

Donald M. Wood           51     Chief Executive Officer of the Company since
 Chief Executive Officer        November 1995; President and CEO from 1982
 Director and                   until November 1995, officer and
 Director Nominee               director of Softalk, Inc. Since July, 1982;
                                prior to 1982, employed by Bank of America, N.T. & S.A. serving as Vice President and head of the Sao Paulo, Brazil Office. Director of
                                AC&T Inc., a reporting company, since March
                                1993.

Fredrick R. Jack         53     President of Dynatec since November 1995.
 President                      Executive Vice-President of Dynatec since
 Director and                   December of 1994.Vice-President of Marketing
 Director Nominee               of Dynatec since April, 1983 and Secretary
                                of Dynatec since April, 1985. Mr. Jack also serves as President and a Director of Softalk, Inc., a wholly owned subsidiary of Dynatec.
                                Prior to April, 1983, Mr. Jack served as the
                                Vice President of Marketing for Softalk, Inc.

Reed Newbold             51     Independent financial planner and consultant,
 Director and                   Mr. Newbold served as an assistant
 Director Nominee               Vice-President of Tracy Collins Bank & Trustin
                                1987. He was also employed as a mortgage loan officer with Salt Lake Mortgage in 1985 &

                                1986, and as the Executive V.P. of Heritage Bank from 1981 to 1985.

Frederick W. Volcansek   51     Mr. Volcansek is an International Market
Director and                    Development Consultant who provides services
Director Nominee                to Fortune 500 companies.  Mr. Volcansek was
                                U.S. Deputy Under Secretary of Commerce in
                                Washington from 1988 until 1992.

David J. White           39     Secretary of the Company since November
Executive Vice-                 1995. Executive Vice-President of Dynatec
President,                      since December 1994.  Vice-President of
Secretary                       Finance of Dynatec since December 1987,
Director and                    Controller of Dynatec from February 1985 until
Director Nominee                December 1987, Mr. White is a licensed
                                Certified Public Accountant in the State of
                                Utah.

      Mr. Wood was first elected to the Board of Directors of the corporation at the Company's Annual Meeting of Shareholders in April, 1983. Mr. Jack was elected to the Board of Directors by Board action in April 1987. Mr. Newbold, and Mr. Volcansek were elected to the Board of Directors at the Company's Annual Meeting of Shareholders in December 1988. Mr. White was elected to the Board of Directors by Board action in November 1991. The members of the Board currently serving are director nominees to be elected at the Annual Meeting of Shareholders and serve until the Annual Meeting in 1996.

                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      During the six month transitional period ended December 31, 1995, all officers and directors prepared and filed all Forms 3,4 and 5 required by
Section 16 (a) of the Exchange Act. All such forms were filed in a timely manner.

                        OTHER INFORMATION REGARDING THE BOARD

      The Board of Directors of the Company held five meetings in the six month transitional period ended December 31, 1995. None of the directors participated in less than 75% of the meetings held during the period. During the six month transitional period ended December 31, 1995, each Board member was paid $2,000 for each meeting attended.

      None of the directors, officers or five percent owners of the stock of the Company is involved in any significant legal proceedings adverse to the Company or has a material interest adverse to the Company. The directors, officers and five percent owners of the stock of the Company do not believe that their interests are, in fact, adverse to the Company.

ITEM 10.     EXECUTIVE COMPENSATION

      The table set forth below contains information about the remuneration received and accrued during the last calendar year and prior two calendar years from the Company and its subsidiaries by each of the most highly compensated executive officers of the Corporation whose remuneration for that year exceeded $100,000.

                              Dynatec International, Inc
                              Summary Compensation Table



                                                       Long Term Compensation
                  Annual Compensation                  Awards                                    Payouts
  (a)                    (b)      (c)       (d)        (e)        (f)           (g)          (h)         (J)
                                                       Other
                         Year                          Annual     Restricted    (3)                      All other
                         Ended              (2)        Compen-    Stock         Options/     LTIP        Compen-
Name and                 Decem.   Salary    Bonus      sation     Award(s)      SARs         Payouts     sation
Principal Position       31       ($)       ($)        ($)(1)     ($)           (#)            ($)        ($)
- ------------------------------------------------------------------------------------------------------------------
Donald M. Wood          1995    194,330     1,421     12,000                   -                -        -
- --Chief Executive       1994    159,421    21,600      5,000                   -
  Officer               1993    172,633    23,467      7,000     n/a           18,000           n/a      (4)


F. Randy Jack           1995    142,215     1,522     12,000                   -                -        -
- --President             1994    122,722    15,840      5,000                   -
                        1993    130,471    18,993      7,000     n/a           13,000           n/a      (4)


David J. White          1995     94,312     1,218     10,000                   -                -        -
- --Executive             1994     80,850    10,368      5,000                   -
 Vice President         1993     91,998    14,289      7,000     n/a           10,000           n/a      (4)



(1) Total cash compensation shown above does not include the value of company owned vehicles and insurance payments made on behalf of officers. Such items are included on the individual officers W-2's. The amounts shown as other annual compensation are directors fees received during the fiscal year.

(2) Bonus compensation includes time in service bonus and merit bonus at discretion of the Board of Directors.

(3) Stock options were awarded pursuant to the 1987 and 1989 Incentive Stock Option Plans.

                        Option/SAR Grants in Last Fiscal Year

                                  Individual Grants

- --------------------------------------------------------------------------------
    (a)           (b)                 (c)              (d)              (e)
                               Percent of Total
                               Options/SARs
                  Options/     Granted to
                  SARs         Employees in       Exercise or Base    Expiration
 Name             Granted (#)  Fiscal Year        Price ($/Sh)        Date
- --------------------------------------------------------------------------------
Donald M. Wood      -              -                  -                   -
F. Randy Jack       -              -                  -                   -
David J. White      -              -                  -                   -
- --------------------------------------------------------------------------------

(4) Mr. Wood, Mr. Jack and Mr. White have respectively five, four and three years employment contracts with the Company. The contracts call for annual renewals. The contracts may be terminated with written notice prior to year-end and severance would be equal to the remaining term of the contract. Compensation to be paid under the contracts is equal to current base salary as well as vacation, health insurance, vehicle privileges and an annual cost of living increase. In the event of a merger, acquisition or transfer of assets the contract must then be honored by the surviving entity.

      In September 1986, the Company's stockholders approved an Incentive Stock Option Plan (the "1986 Plan"), for the benefit of the officers and employees of the Company, and of its subsidiaries. No formal criteria have been established to determine the amount of benefits to be granted pursuant to the 1986 Plan. Also, in March, 1990, the Company's stockholders approved an additional Incentive Stock Option Plan (the "1989 Plan") for the benefit of the officers and managers of the Company. Formal criteria tied to profitability have been established to determine the benefits to be granted under the 1989 Plan. The Plans provide that options are granted at exercise prices equal to the market value as of the date the option is granted. Further description of the Plan and the exercise prices are provided in the attached Consolidated Financial Statements.

      In fiscal year 1995, and during the six month transitional period ended December 31, 1995, the Company provided a medical and health insurance program for all salaried and office employees. All full-time salaried and office employees of the Company were entitled to the payment by the Company of health insurance premiums after certain mandatory waiting periods.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The only persons known by the Board of Directors to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock of the Company, as of March 25, 1996 are indicated in the following table:

                                          Amount and           Percent
                                          Nature of            of Class
Name and Address of                       Beneficial           as of
Beneficial Owner                          Ownership            3/25/95
- ----------------                          ---------            -------
Ditta Limited Partnership                45,887 (1)             4.9%
1819 E. Southern
Mesa, AZ 85204

WAC Research, Inc.                       228,700 (2)           24.3%
1553 East Hackamore
Mesa, AZ 85203

Donald M. Wood                           159,262 (3)           16.9%
3594 West 1820 South
Salt Lake City, Utah 84104

- --------------------------------


      The above table reflects the actual Beneficial Ownership as of September 22, 1994. It does not take into account shares available under the incentive stock option plans.

      (1)     Ditta Limited Partnership is an Arizona limited partnership.

      (2) WAC Research is owned by Mr. Donald M. Wood, and Annalee Wood, wife of Mr. Donald Wood.

      (3) This reflects the 112,471 shares owned by Annalee G. Wood, wife of Donald M. Wood, the 8,000 shares held by dependent children of Mr. Wood, and the 38,791 shares held by Mr. Wood. Mr. Wood is also deemed the beneficial owner of the 228,700 shares owned by WAC Research, Inc.

                           SECURITY OWNERSHIP OF MANAGEMENT

                                 Amount of Nature of
                                 Beneficial Ownership
                                  of Common Stock by
                                   Management as of
                                    March 25, 1996


                                                             Percent
                                                             of class
                                                             --------
Donald M. Wood                    387,962 (1) (3)             41.2%

Fredrick R. Jack                  16,006                      1.7%

David J. White                    14,000                      1.5%

Reed D. Newbold                    2,200                      (2)


All directors and
officers as a
group (5 persons)                 420,168                     44.6%


      (1) This reflects the 112,471 shares owned by Annalee G. Wood, wife of Donald M. Wood, the 8,000 shares held by dependent children of Mr. Wood, the 38,791 shares held by Mr. Wood and the 228,700 shares held by WAC Research Inc. of which Donald M. Wood is deemed the beneficial owner.

      (2) Ownership is less than 1% of the outstanding shares of the Company.

      (3)    Includes the WAC shares deemed to be beneficially owned by Mr.
             Wood.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company's subsidiary Softalk, Inc., maintains a royalty agreement for patent and trade-mark rights on telephone accessories from WAC Research Inc., a Utah corporation. The original royalty to be paid by Softalk was 10% of sales of the products. In January of 1990 the company completed negotiations with WAC Research for the reduction of future royalties from 10% to 5%.

      It is anticipated that approximately $200,000 of royalties will be accrued or paid to WAC Research in calendar year 1996. During the six month transitional period ended December 31, 1995 Softalk Inc. paid $70,000 to WAC Research in payment of royalties.

      Mr. Wood, the CEO and a Director of the Company, has guaranteed certain bank lines of credit and an equipment loan of the Company. The balances owing on the bank lines and loans at December 31, 1995 were $2,242,727. During the six month transitional period ended December 31, 1995, the highest amount of the bank lines and equipment notes was $2,242,727

      Mr. Wood, the CEO and a Director of the Company and Mr. White, Vice President and Director are beneficial owners of rental property in Park City, Utah which the Company leases on an annual basis. The Company uses the property for travel, promotional work, lodging and entertainment for customers, suppliers and employees. The total amount paid by the Company for operating, maintenance and general care of the property for the six month transitional period ended December 31, 1995 was $66,000.

      During fiscal years 1995 and 1994 the Company paid the personal credit card bills for a member of the Board of Directors on a month to month basis. The amount is paid back to the Company by the Board Member. At December 31, 1995 the amount owed to the Company was $24,888.

      During the fiscal year 1995, the Company sold all rights and interest in various products to WAC Research for $150,000 in the form of a demand note bearing 8% interest. The entire balance of the note remains outstanding at December 31, 1995.

      As part of the transaction, inventory was sold at cost for $38,441.
Molds were also sold for $43,500 in the form of a note bearing 8% interest due June 30, 1996. The balance owing on these items at December 31, 1995 is $45,195.

      During fiscal year 1995 and the six month transitional period ended December 31, 1995, the Company paid various travel expenses for WAC Research. At December 31, 1995, amounts owed to the Company were $39,229.

                                       PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM
             8K

(a)  FINANCIAL STATEMENTS

      See the Consolidated Financial Statements which are attached to this report and are incorporated by this reference.

(b)  REPORTS ON FORM 8-K

      Not Applicable.

(c)  EXHIBITS

      None

                                 S I G N A T U R E S

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT

                                  DYNATEC INTERNATIONAL, INC.,

Date: March 27, 1996                     By:/s/Donald M. Wood
                                     ----------------------------------
                                     DONALD M. WOOD, Chairman and
                                      Chief Executive Officer

Date: March 27, 1996                     By:/s/David J. White
                                     ----------------------------------
                                     DAVID J. WHITE, Vice-President
                                     Chief Financial & Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 27, 1996                     By:/s/Donald M. Wood
                                     ----------------------------------
                                     DONALD M. WOOD, Director

Date: March 27, 1996                     By:/s/Frederick R. Jack
                                     ----------------------------------
                                     FREDRICK R. JACK, Director

Date: March 27, 1996                     By:/s/Reed D. Newbold
                                     ----------------------------------
                                     REED D. NEWBOLD, Director

Date: March 27, 1996                     By:/s/David J. White
                                     ----------------------------------
                                     DAVID J. WHITE, Director

Date: March 27, 1996                     By:/s/Frederick W. Volcansek
                                     ----------------------------------
                                     FREDERICK W. VOLCANSEK, Director