Form 10QSB
DYNATEC INTERNATIONAL INC
filed 1996-05-20
CIK 752208

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-QSB

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED:  MARCH 31, 1996
                          COMMISSION FILE NUMBER:  0-12806


                             DYNATEC INTERNATIONAL, INC.
      (Exact name of small business issuer as specified in its charter)

                UTAH                                 87-0367267
      (State or other jurisdiction               (I.R.S. Employer
      of incorporation or                         Identification No.)
           organization)

      1820 SOUTH 3594 WEST
      SALT LAKE CITY, UT                         84104
      (Address of principal                      (Zip Code)
       executive offices)

Registrant's telephone number, including area code:  (801) 973-9500

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
                  ---    ---
     The number of shares outstanding of the issuer's common stock as of March
31, 1996, were 943,321.   The aggregate market value of voting stock held by non
affiliates of the Company at April 30, 1996 was $2,234,600.

Transitional small business disclosure format.  Yes     No  X
                                                    ---    ---

                           PART 1. - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS
     Reference is made to the attached Unaudited Consolidated Financial Statements for the first quarter and results of calendar year 1996 and 1995. These Financial Statements are hereby incorporated by reference. (See
Exhibit 1) The information for the Company's first quarter ended March 31, 1996 and 1995 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     Total revenues for the first quarter of calendar year 1996 ending on March 31, 1996 were $2,164,791. Total revenues for the first quarter of calendar year 1995 ending on March 31, 1995 were $2,129,811. This represents a $34,980 (2%)
increase in revenues for the quarter ended March 31, 1996 compared to March 31, 1995. The telephone accessories products experienced a overall decrease in sales. Specifically, the Softalk product experienced a decrease of $109,174 (22%) over the same period for the prior year while the Mini-Softalk had a
decrease of $5,357 (5%).   The Twisstop product experienced a decrease of
$16,521 (4%) as a result of reduced sales to volume wholesalers. Sales to wholesalers are expected to rise in fiscal year 1996. TwistCord sales increased by $38,966 (128%). The Universal Softalk registered a sales decrease of $59,575 (42%) for the three month period ending March 31, 1996 over the same period for the prior calendar year. The Universal Softalk is currently marketed to AT&T on an exclusive basis. The Softalk II product experienced sales increases of $96,991 (56%). The Company introduced the Value Pack product in early 1996.
The Value Pack includes a Softalk II, TwistCord and Twisstop in a retail package. The Value Pack experienced sales of $5,671 in the first quarter of 1996. Hardware products experienced an overall increase in sales of $177,570 (31%) over the same period for the prior year principally caused by a increase in Sofstop sales of $20,461 (58%), an increase in Cover-Up sales of $17,201 (21%), an increase in Expand-A-Shelf sales of $96,812 (38%), an increase in Mini Expand-A-Shelf sales of $10,658 (53%) and an increase in Wedge sales of $8,405 (26%). The Mega Expand-A-Shelf and miscellaneous and discontinued hardware products decreased $4,222 (3%), and $4,867 respectively. The Company introduced the Expandable Bookshelf in early 1996 and experienced sales of $33,122. The miscellaneous product lines increased by $35,158 as the Company continued its sales efforts with the Erasable Boards, Fuji Film, and contract packaging for AT&T. The Company has been informed that AT&T will discontinue it's contract packaging and the Company has decided to discontinue the Fuji Film line. The Company has made the decision to discontinue its marketing efforts with the Fuji Novel line of dry cell batteries. Sales of the batteries have decreased by $128,749 (74%) over the three month period of the previous year.

     The Company experienced a net loss of $112,316 in the first quarter of calendar year 1996. For the first quarter of the prior year the company experienced a net loss of $89,525. The decrease in profitability is largely due to the decline of sales in the higher margin telephone accessory products and a rapid and substantial increase in freight costs and the cost of plastics. The Company also had a significant increase in selling costs and interest expense. The Company also recognized a loss from investment in affiliate.

The Company has not paid taxes for several years due to a net loss carry forward, which is no longer available. The hardware and other segment profits of the Company are of a lesser amount than the telephone accessory products.

LIQUIDITY AND CAPITAL RESOURCES
     The ratio of current assets to current liabilities is 1.35 at March 31, 1996 as compared to 1.38 as of December 31, 1995 calendar year-end 1995 audit date. The current assets at March 31, 1996 were $3,082,213 compared to $3,204,336 at December 31, 1996. The current liabilities of the company at March 31, 1996 were $2,280,497 compared to $2,318,859 at December 31, 1995.

     For the three month period ending March 31, 1996 the company experienced an increase in their cash position of $18,817. For the three month period ending March 31, 1995 the company experienced a $234,962 decrease in cash.

     The cash increase for the three month period ending March 31, 1996 was a result of cash being provided by operating activities in excess of cash outflow from operations of $100,135, cash being provided by net borrowings $400,096, and cash being used by investing activities $481,414.

     At March 31, 1996, the stockholders' equity was $2,676,985. At December 31, 1995 the stockholders' equity was $2,782,641.


                          PART II-OTHER INFORMATION
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit List.
    Exhibit 1 - Unaudited Consolidated Financial Statements of the Company as of March 31, 1996, and March 31, 1995.

(b) Reports on Form 8-K.
    Form 8-K filed on February 27, 1996.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 17th day of May, 1995.


                             DYNATEC INTERNATIONAL, INC.




                             /s/ DONALD M. WOOD
                             ---------------------------------------
                                 Donald M. Wood
                                 President-Chief Executive Officer





                             /s/ DAVID J. WHITE
                             ---------------------------------------
                                 David J. White,
                                 Vice-President - Chief Financial Officer
                                 (Principal Financial and Accounting Officer)