Form 10QSB
period 1996-06-30
DYNATEC INTERNATIONAL INC
filed 1996-08-08
CIK 752208

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 1996
                        Commission file number:  0-12806


                           Dynatec International, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

       Utah                                            87-0367267
       -----------------                               ---------------
       (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or                             Identification No.)
            organization)

       3820 W. Great Lakes Dr.
       Salt Lake City, UT                              84120
       ---------------------                           --------
       (Address of principal                           (Zip Code)
       executive offices)

Registrant's telephone
number, including area code:  (801) 973-9500
                              --------------

       Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
                  ---    ---

       The number of shares outstanding of the issuer's common stock as of June
30, 1996, were 945,423.   The aggregate market value of voting stock held by non
affiliates of the Company at July 31, 1996 was $2,179,008.

Transitional small business disclosure format.  Yes     No X
                                                   ---    ---

                        PART 1. - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

     Reference is made to the attached Unaudited Consolidated Financial Statements for the second quarter and first six months of calendar years 1996 and 1995. These Financial Statements are hereby incorporated by reference. (See Exhibit 1) The information for the Company's second quarter and first six months of calendar years 1996 and 1995 ended June 30, 1996 and 1995 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the second quarter of calendar year 1996 ending on June 30, 1996 were $2,694,419. Total revenues for the second quarter of calendar year 1995 ending on June 30, 1995 were $1,973,479. This represents a $720,940 (37%) increase in revenues for the quarter ended June 30, 1996 compared to June 30, 1995. Total revenues for the six month period ended June 30, 1996, were $4,895,210 compared to $4,103,290 for the six month period ended June 30, 1995. This represents a $791,920 (19%) increase. The telephone accessories products experienced a overall increase in sales. In total, the telephone accessories line experienced sales of $3,130,393 for the six month period ended June 30, 1996, in comparison to $2,529,024 for the same six month period in the prior calendar year. This represents an overall increase of $601,369 (24%). Specifically, the Softalk product experienced a decrease of $123,564 (24%) over the same period for the prior
year while the Mini-Softalk had a decrease of $5,387 (3%).   The Twisstop
product experienced an increase of $100,078 (14%) as a result of increased sales to volume wholesalers. Sales to wholesalers are expected to rise in calendar year 1996. TwistCord sales increased by $71,711 (115%). The Universal Softalk registered a sales increase of $17,305 (6%) for the six month period ending June 30, 1996 over the same period for the prior calendar year. The Universal Softalk is currently marketed to AT&T on an exclusive basis. The Softalk II product experienced sales increases of $111,224 (31%). Overall, the shoulder rest products (Softalk, Mini-Softalk, Universal, Softalk II) had combined revenues for the six months ended June 30, 1996, that were virtually equal to sales for the same combined products for the six months ended June 30 1995. Management believes that Softalk and Mini-Softalk sales will continue to decline while Universal and Softalk II sales will continue to rise. Several large customers are replacing the Softalk and
Mini-Softalk with the Softalk II.   The Company introduced the Value Pack
product in early 1996. The Value Pack includes a Softalk II, TwistCord and Twisstop in a retail package. The Value Pack experienced sales of $431,110 in the first six months of 1996. Hardware products experienced an overall increase in sales of $451,624 (41%) over the same period for the prior year. This increase can be principally explained by an increase in Sofstop sales of $65,949 (98%), an increase in Cover-Up and Hide-It sales of $73,870 (41%), an increase in Expand-A-Shelf sales of $235,664 (47%), an increase in Mini Expand-A-Shelf sales of $11,968 (31%) and an increase in Mega Expand-a-Shelf sales of $1,072 (46%). The Wedge product increased $30,586 (41%). The Company introduced the Expandable Bookshelf in early 1996 and experienced sales of $42,014. The Company also introduced the Medicine Cabinet Organizer which experienced sales of $4,470. The overall housewares business is increasing as the company is adding new customers and expanding it's existing line of products. The miscellaneous hardware products decreased in sales by $13,969 as several hardware items have been discontinued since last year.
The miscellaneous product lines decreased by $93,465 as the Company is winding down the sales of erasable boards and various other products, as well as decreasing packaging revenues due to AT&T's decision to discontinue contract packaging with the Company. The Company has made the decision to discontinue its marketing efforts with the Fuji Novel line of dry cell batteries. Sales of the batteries have decreased by $203,608 (82%) over the same six month period of the previous year.

     The Company experienced a net profit of $201,565 in the second quarter of calendar year 1996, compared to a net profit of $73,255 for the same period of the prior calendar year. For the comparative six month periods ended June 30, 1996 and 1995 the Company experienced a net profit of $89,250, compared to a loss of $16,270. The increase in profitability for the six months can be attributed to several factors including a revenue increase of $756,000, a significant decline in selling expenses of approximately $165,000, and an increase in other income of the Company.

     The Company has not paid taxes for several years due to a net loss carry forward, which is no longer available. For the six month period ended June 30, 1996, the Company recognized income tax expense of approximately $34,000, while in 1995 the Company had an income tax benefit of $33,000.

LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities is 1.31 at June 30, 1996 as compared to 1.38 as of the December 31, 1995 calendar year-end 1995 audit date. The current assets at June 30, 1996 were $3,581,021 compared to $3,204,336 at December 31, 1995. The current liabilities of the company at June 30, 1996 were $2,740,156 compared to $2,318,859 at December 31, 1995.

     For the six month period ending June 30, 1996 the company experienced a decrease in their cash position of $59,445. For the six month period ending June 30, 1995 the company experienced a $112,559 decrease in cash. The cash decrease for the six month period ending June 30, 1996 was a result of cash being provided by operating activities in excess of cash outflow from operations of $240,093, cash being provided by net borrowings $1,047,810 and cash being used by investing activities in the amount of $1,347,348. A significant portion of the borrowing and use of the borrowings was for the construction of a new manufacturing, warehouse, and office facility. At June 30, 1996, the stockholders' equity was $2,885,218. At December 31, 1995 the stockholders' equity was $2,782,641.

                            PART II-OTHER INFORMATION
ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit List.
     Exhibit 1 - Unaudited Consolidated Financial Statements of the Company as of June 30, 1996, and 1995.

(b)  Reports on Form 8-K.
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned hereunto duly authorized on the    7  th day of August, 1996.
                                             ------


                          DYNATEC INTERNATIONAL, INC.



                       /s/ Donald M. Wood
                       -----------------------------------
                       Donald M. Wood
                       President-Chief Executive Officer




                       /s/ David J. White
                       -----------------------------------
                       David J. White,
                       Executive Vice-President - Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT 1















                          DYNATEC INTERNATIONAL, INC.

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995

                                C O N T E N T S

                                                                            Page

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION ..................   3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS ..........................   5

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY .....   7

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS ..........................   9

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS .....................  12

UNAUDITED CONSOLIDATED COSTS OF SALES (SCHEDULE 1) .......................  24

UNAUDITED CONSOLIDATED COST OF GOODS MANUFACTURED (SCHEDULE 2) ...........  25

UNAUDITED CONSOLIDATED EXPENSES (SCHEDULE 3) .............................  26

The information for the Company's six month period ended June 30, 1996 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of the results of operations for such period. Results for interim periods should not be considered as indicative of results for a full year.


                          DYNATEC INTERNATIONAL, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995


                                                                    Audited
                                                      Unaudited     Year-End
   ASSETS                                              June 30     December 31
                                                         1996         1995
                                                     -----------   -----------
CURRENT ASSETS
  Cash                                               $   259,478   $   318,923
Receivables
Trade accounts (net of allowance of
   $14,962 at June 30, 1996 and
   $12,629 at December 31, 1995)                       1,463,444     1,318,792
  Employee advances                                        1,848         3,838
  Accounts Receivable-related parties
        (Note 12)                                         87,658        83,781
  Accounts Receivable- unconsolidated affiliate
        (Note 11)                                        409,875         --
  Inventory (Note 2)                                   1,156,989     1,257,180
  Prepaid expenses                                       197,823       213,228
  Unamortized debt issue costs                             3,906         8,594
                                                     -----------   -----------
                    TOTAL CURRENT ASSETS               3,581,021     3,204,336

PROPERTY AND EQUIPMENT (Note 3)                        3,011,404     2,123,671

OTHER ASSETS
  Deposits                                                73,332        29,825
  Deferred tax asset                                      62,713        57,181
  Note receivable-related party (Note 12)                150,000       150,000
  Prepaid Royalties-related party (Note 12)               78,104        71,555
  License, patents and agreements (Note 4)               382,977       433,861
                                                     -----------   -----------
                    TOTAL OTHER ASSETS                   747,126       742,422
                                                     -----------   -----------

                     TOTAL ASSETS                    $ 7,339,551   $ 6,070,429
                                                     -----------   -----------
                                                     -----------   -----------

The accompanying notes are an integral part of these financial statements.

                                                                          Audited
                                                          Unaudited       Year-End
     LIABILITIES AND EQUITY                                June 30       December 31
                                                             1996           1995
                                                         -----------    -----------
CURRENT LIABILITIES
  Short-term notes payable (Note 5)                      $ 1,088,900    $   688,899
  Current portion of long-term debt (Note 6)                 767,722        810,628
  Current portion of capital lease obligations (Note 7)       51,074         31,514
  Accounts payable                                           592,789        457,286
  Accrued expenses                                           107,540        138,726
  Accrued advertising                                         75,000        150,000
  Accrued royalties payable                                   15,037         12,077
  Accrued royalties - related parties (Note 12)                 -              -
  Income taxes - current                                      42,094         29,729
                                                         -----------    -----------
               TOTAL CURRENT LIABILITIES                   2,740,156      2,318,859

LONG-TERM LIABILITIES
   Construction in progress obligations (Note 3)           1,531,079        861,744
   Long-term debt (Note 6)                                     3,441          6,737
   Capital lease obligations (Note 7)                         91,315         89,203
   Deferred income taxes                                      11,245         11,245
   Minority interest in affiliate (Note 11)                   77,097           -
                                                         -----------    -----------
               TOTAL LIABILITIES                           4,454,333      3,287,788


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value (Note 10)
    Authorized 100,000,000 shares
    Issued     945,423 shares at June 30, 1996
               941,219 shares at December 31, 1995             9,454          9,412
  Additional paid-in capital                               2,712,522      2,699,238
  Retained earnings                                          163,242         73,991
                                                         -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY                  2,885,218      2,782,641
                                                         -----------    -----------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 7,339,551    $ 6,070,429
                                                         -----------    -----------
                                                         -----------    -----------

                          DYNATEC INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three and Six Month Periods Ended
                             June 30, 1996 and 1995

                             Three Months   Three Months   Six Months     Six Months
                            Ended June 30  Ended June 30  Ended June 30  Ended June 30
                                 1996          1995            1996           1995
                            -------------  -------------  -------------  -------------
REVENUE                       $2,694,419     $1,973,479     $4,859,210     $4,103,290
COST OF SALES
 Products (Schedule 1)        $1,511,752        991,411      2,790,613      2,278,327
 Royalties (Note 13)              68,415         59,537        125,308        124,210
                              ----------     ----------     ----------     ----------
TOTAL COST OF SALES            1,580,167      1,050,948      2,915,921      2,402,537

GROSS PROFIT                   1,114,252        922,531      1,943,289      1,700,753

EXPENSES
 Selling expenses (Sch 3)        474,569        669,239        947,356      1,112,492
 General & adm exp (Sch 3)       387,923        355,228        763,512        743,085
 Bad debts                         7,000          7,500         23,000         13,500
                              ----------     ----------     ----------     ----------
         TOTAL EXPENSES          869,492      1,031,967      1,733,868      1,869,077
                              ----------     ----------     ----------     ----------

OPERATING INCOME/(LOSS)          244,760       (109,436)       209,421       (168,324)
                              ----------     ----------     ----------     ----------

OTHER INCOME/(EXPENSE)
 Interest Income                   6,531          5,306         13,215          5,306
 Research and Development              -          4,054         (8,755)         2,286
 Consulting Income (Note 11)      49,999              -         66,667              -
 Loss from affiliate (Note 11)   (26,895)             -        (77,097)             -
 Interest expense                (61,539)       (30,824)      (102,610)       (59,693)
 Gain (loss) on Sale of Asset      1,400         21,428          1,400         21,428
 Miscellaneous Income             21,363        150,000         21,363              -
 Gain on Sale of Product Rights        -              -              -        150,000
                              ----------     ----------     ----------     ----------
TOTAL OTHER INCOME
/(EXPENSE)                        (9,141)       149,964        (85,817)       119,327
                              ----------     ----------     ----------     ----------

 Income/(loss) from
 Continuing Operations           235,619         40,528        123,604        (48,997)

The accompanying notes are an integral part of these financial statements.

                           DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three and Six Month Periods Ended
                             June 30, 1996 and 1995

                                      Three Months    Three Months     Six Months      Six Months
                                      Ended June 30   Ended June 30   Ended June 30   Ended June 30
                                          1996             1995            1996            1995
                                      -------------   -------------   -------------   -------------
DISCONTINUED OPERATIONS
  Gain (Loss) from discontinued
   operations                               -                -               -              -
                                        --------         --------        --------       --------
 Income/(loss) before
  income taxes                           235,619           40,528         123,604        (48,997)
                                        --------         --------        --------       --------

INCOME TAX EXPENSE
  Income tax expense (benefit)
   (Note 8)                               34,054          (32,727)         34,354        (32,727)
                                        --------         --------        --------       --------
      NET INCOME/(LOSS)                 $201,565         $ 73,255        $ 89,250       $(16,270)
                                        --------         --------        --------       --------
                                        --------         --------        --------       --------
Earnings/ (loss) per share:
 Continuing Operations                       .21              .08             .09           (.02)
 Discontinued Operations                     -                -               -              -
                                        --------         --------        --------       --------
NET EARNINGS/
   (LOSS) PER SHARE                     $    .21         $    .08        $    .09       $   (.02)
                                        --------         --------        --------       --------
                                        --------         --------        --------       --------

                          DYNATEC INTERNATIONAL, INC.
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Six Month Periods Ended June 30, 1996 and 1995


                                   Six month period ending June 30, 1996
                                  ----------------------------------------
                                                     Free           Total
                                  Restricted        Trading        Shares
                                    Shares          Shares         Issued
                                  ----------        -------        -------
BALANCE DECEMBER 31, 1995           385,630         555,589        941,219
Shares issued for rights
  & non-compete                       4,204             -            4,204
Restricted shares free
  trading                               (72)             72            -
Net Income (June 30, 1996)              -               -              -
                                    -------         -------        -------
                                    -------         -------        -------
BALANCE JUNE 30, 1996               389,762         555,661        945,423
                                    -------         -------        -------
                                    -------         -------        -------

                                   Six month period ending June 30, 1996
                                  ----------------------------------------
                                                     Free           Total
                                  Restricted        Trading        Shares
                                    Shares          Shares         Issued
                                  ----------        -------        -------
BALANCE DECEMBER 31, 1994           331,481         548,797        880,278

Stock relinquished to
  purchase options                  (15,971)         (3,500)       (19,471)
Restricted shares free
  trading                            (3,116)          3,116            -
Shares issued pursuant to
  stock option agreements            72,000             -           72,000
Shares issued for rights
  and non-compete                     2,105             -            2,105
Net Income (June 30, 1995)              -               -              -
                                    -------         -------        -------

BALANCE JUNE 30, 1995               386,499         548,413        943,912
                                    -------         -------        -------
                                    -------         -------        -------

The accompanying notes are an integral part of these financial statements.

                      Additional                                 Total
       Common          Paid-In            Retained            Stockholders'
       Stock           Capital            Earnings               Equity
       ------         ----------          --------            -------------
       $9,412         $2,699,238          $ 73,991             $2,782,641

           42             13,284               -                   13,326

          -                  -                 -                      -
          -                  -              89,251                 89,251
       ------         ----------          --------             ----------
       ------         ----------          --------             ----------

       $9,454         $2,712,522          $163,242             $2,885,218
       ------         ----------          --------             ----------
       ------         ----------          --------             ----------


        8,803          2,667,668            26,078              2,702,549

         (195)               195               -                      -

          -                  -                 -                      -

          720             (4,251)              -                   (3,531)

           21             15,602               -                   15,623
          -                  -             (16,270)               (16,270)
       ------         ----------          --------             ----------

       $9,349         $2,679,214          $  9,808             $2,698,371
       ------         ----------          --------             ----------
       ------         ----------          --------             ----------

                          DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For The Three and Six Month Periods Ended June 30, 1996 and 1995

                                            Three Months Ended               Six Months Ended
                                         --------------------------     --------------------------
                                           June 30        June 30         June 30        June 30
                                             1996          1995            1996            1995
                                         -----------    -----------     -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Cash received from customers           $ 2,711,334    $ 2,163,904     $ 5,488,473    $ 4,586,926
  Cash paid to suppliers & employees      (2,508,750)    (1,935,321)     (5,127,449)    (4,263,776)
  Interest paid                              (58,883)       (24,843)        (98,942)       (55,707)
  Income taxes paid                           (3,739)       (26,297)        (21,989)       (26,297)
                                         -----------    -----------     -----------    -----------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                        139,962        177,443         240,093        241,146
                                         -----------    -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Assets                    -         10,320               -         10,320
  License, Patents, Rights
   expenditures                                    -              -               -       (250,000)
  Received from related parties                    -        (94,989)         13,122        (97,568)
  Stock issuance for rights and
   non-compete                                 6,663              -          13,326         15,623
  Purchase of stock options                        -             44               -         (3,531)
  Capital expenditures                      (143,231)      (159,798)       (172,083)      (279,123)
  Minority Interest in affiliate              26,895              -          77,097              -
  Construction in Progress                  (495,738)             -        (868,935)             -
  Advances to affiliate                     (260,523)             -        (409,875)             -
                                         -----------    -----------     -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                 (865,934)      (244,423)     (1,347,348)      (604,279)

                          DYNATEC INTERNATIONAL, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For The Three and Six Month Periods Ended June 30, 1996 and 1995

                                            Three Months Ended               Six Months Ended
                                         --------------------------     --------------------------
                                           June 30        June 30         June 30        June 30
                                             1996          1995            1996            1995
                                         -----------    -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line
   of credit agreements                      300,000         89,848         400,000         24,572
  Net (payments) borrowings under
   capital lease obligations                  29,384         51,453          24,676         45,258
  Net (payments) borrowings on
   long-term debt                            (50,312)        48,082         (46,201)       180,744
   Net borrowings (payments)
    on construction obligations              368,638              -         669,335              -
                                         -----------    -----------     -----------    -----------
NET CASH (USED) BY FINANCING ACTIVITIES      647,710        189,383       1,047,810        250,574

NET INCREASE (DECREASE) IN CASH              (78,262)       122,403         (59,445)      (112,559)
  CASH AT BEGINNING OF PERIOD                337,740        143,159         318,923        378,121

  CASH AT END OF PERIOD                  $   259,478    $   265,562     $   259,478    $   265,562
                                         -----------    -----------     -----------    -----------
                                         -----------    -----------     -----------    -----------

NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

Capital acquisitions financed by:
  Accounts payable                          109,358         159,798         138,210        279,123
  Issuance of debt                                -               -               -              -
  Capital lease obligations                  33,873               -          33,873              -

                          DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For The Three and Six Month Periods Ended June 30, 1996 and 1995

                      RECONCILIATION OF NET INCOME TO NET
                      CASH PROVIDED BY OPERATING ACTIVITIES

                                            Three Months Ended               Six Months Ended
                                         --------------------------     -------------------------
                                           June 30        June 30         June 30        June 30
                                            1996            1995            1996           1995
                                         ---------        --------        --------      ---------
Net Income (loss)                         $201,563        $ 73,255        $ 89,250      $ (16,270)
Adjustments to reconcile net (loss)
 to net cash provided by operating
 activities:
  Depreciation                              80,574          61,099         150,283        120,804
  Amortization                              25,442          35,116          50,884         57,672
  Provisions for losses on accounts
   receivable                               (6,232)         (3,033)         (9,131)        (3,215)
  Change in assets & liabilities:
    Decrease (increase) in accounts
     receivable                           (408,674)        176,014        (134,521)       402,533
Decrease (increase) in Employee advances       885             523           1,990            523
Decrease (increase) in inventory           130,473         (90,485)        100,191       (141,396)
    Decrease (increase) in prepaids        (18,345)        104,594          15,405         51,879
    Decrease (increase) in prepaid
     royalties                              (6,549)        (71,555)         (6,549)           158
    Decrease (increase) in deposits        (32,224)              -         (43,507)             -
    Decrease (increase) in debt
     issue costs                             2,344           1,875           4,688         (2,500)
    Decrease (increase) in
     prepaids-related                      (16,998)        (58,954)        (16,998)       (78,235)
    Decrease (increase) in other assets          -         (79,150)         (6,736)       (79,107)
    Increase (decrease) in royalties
     payable                                 8,705         (31,734)          2,960        (36,797)
    Increase (decrease) in royalties
     payable-related                       (24,260)        (10,835)              -          4,348
    Increase (decrease) in accounts
     payable                               189,809          57,117         135,503         (9,049)
    Increase (decrease) in accrued
     expenses                                7,067         (17,654)        (30,984)       (40,693)
    Increase (decrease) in income
     tax payable                            30,315          20,083          12,365         16,777
    Increase (decrease) in accrued
     advertising                           (23,933)         11,167         (75,000)        (6,286)

     TOTAL ADJUSTMENTS                   $ (61,601)       $104,188       $ 150,843      $ 257,416
                                         ---------        --------       ---------      ---------
                                         ---------        --------       ---------      ---------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                    $ 139,962        $177,443       $ 240,093      $ 241,146
                                         ---------        --------       ---------      ---------
                                         ---------        --------       ---------      ---------

The accompanying notes are an integral part of these financial statements.

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995



NOTE 1 -  BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 1995.


NOTE 2 -  INVENTORY
          Inventory as of June 30, 1996 and December 31, 1995 is summarized as follows:

                                     June 30         December 31
                                      1996               1995
                                   ----------        -----------
               Raw                 $  372,761        $   390,490
               Finished               784,228            866,690
                                   ----------        -----------
                                   $1,156,989        $ 1,257,180
                                   ----------        -----------
                                   ----------        -----------

          Valued at lower of cost or market:

                                     June 30         December 31
                                      1996              1995
                                   ----------        -----------
               LIFO basis          $1,156,989        $ 1,257,180

          Dynatec inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) method.

          The current cost of inventories exceeded the carrying amount by approximately $12,000 at June 30, 1996.

NOTE 3 -  PROPERTY AND EQUIPMENT
          Property and equipment as of June 30, 1996 and December 31, 1995 are detailed in the following summary:

                                                      Net Book Value
                                                 ------------------------
                                 Accumulated       June 30    December 31
                       Cost      Depreciation        1996        1995
                   ----------    ----------      ----------   -----------
Equipment          $2,090,839    $1,442,543      $  648,296   $   653,992
Leasehold impr.       132,919       124,713           8,206        12,795
Office equip.         266,571       149,107         117,464       107,984
Signs                   8,187         8,187            -             -
Vehicles               76,555        32,786          43,769        37,152
Capital leases        182,278        75,300         106,978        93,989
Land                  626,153          -            626,153       624,949
Construction
 in progress        1,460,538          -          1,460,538       592,810
                   ----------    ----------      ----------   -----------
                   $4,844,040    $1,832,636      $3,011,404   $ 2,123,671
                   ----------    ----------      ----------   -----------
                   ----------    ----------      ----------   -----------


          Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation for the six months ended June 30, 1996 amounted to $150,283 ($120,804 for June 30, 1995).

          Rental expense charged to operations for the six month periods ending June 30, 1996 and 1995 is summarized below:

                                       06-30-96       06-30-95
                                       --------       --------

          Gross rental expense         $ 82,134       $ 74,368


          Construction-in-progress is related to the construction of an office, warehouse, and distribution facility for the Company. Total cost of the land and building is estimated to be $2,512,320 with completion in July 1996. At June 30, 1996, $1,460,538 had been expended including capitalized interest.

          During the first quarter of 1996, the Company entered into a construction mortgage loan for $1,815,592 with a variable rate of interest of 1.75% over the lender's index. The loan terms require the Company to pay five consecutive monthly interest payments beginning April 1, 1996, and a principal payment of $615,592 on August 15, 1996 at which time the loan becomes an installment mortgage loan. The mortgage loan requires the Company to make monthly payments of principal and interest of $11,581 beginning September 1, 1996 through August 1, 2016. The company is currently working with several financial institutions to obtain favorable long-term financing.

          Concurrent with the August 15, 1996 payment of $615,592, the Company expects to receive a Small Business Administration mortgage loan in the amount of $1,000,000. The consummation of the SBA loan is subject to the completion of the building and other normal SBA requirements. Management believes these requirements have been met and that all documents have been signed with the SBA. Ultimate terms of the loan are not currently determinable but are expected to be approximately 7.5% interest with monthly payments of approximately $8,000 - 9,000 over 20 years.

          Accordingly, final financing of the land and building is expected to be as follows:
                                                                   Monthly
                             Amount          Rate      Years       Payment
                           ----------        -----     -----       -------
          Bank             $1,200,000        10.5         20       $  11,891
          SBA               1,000,000         7.5         20           8,056
          Company equity      342,320         -           -              -

                           $2,452,320
                           ----------
                           ----------

          The loan is secured by real estate in Salt Lake City, Utah owned by the company, the personal guaranty of the CEO and director, Donald M. Wood, and personal real estate located in Park City, Utah, owned by Mr. Wood.

          Construction-in-progress obligations of $1,531,079 consist of amounts payable on the construction contract with the bank. The entire amount is to be refinanced as part of the Bank and SBA loans described above.

                          DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 1996 and 1995



NOTE 4  - LICENSE, PATENTS AND AGREEMENTS
          These agreements represent amounts paid for the rights to manufacture, produce, sell and market various products. In March 1995, the Company purchased the rights and customer list for the doorstop product line from All R Prodx, Inc. for $100,000. In addition, a five year non-competition agreement was entered into with All R Prodx, Inc. and its
          shareholder for $62,500.   The remainder of said costs are associated
          with agreements for the telephone accessory lines. Such costs are amortized on the straight-line method in amounts sufficient to write off the costs over their estimated economic lives. Most of these rights are non-exclusive. Amortization for the six months ended June 30, 1996 amounted to $50,884 ($57,672 for 1995).

NOTE 5  - SHORT-TERM NOTES PAYABLE
          Short-term notes payable as of June 30, 1996 and December 31, 1995, are detailed in the following summary:


                                                            June 30      December 31
                                                              1996          1995
                                                           -----------   -----------
     Revolving line of credit up to $1,500,000
     with a bank; interest payable monthly at 1.0% over
     prime; secured by receivables, inventory and
     the personal guarantee of Donald M. Wood, CEO and
     director; due November 30, 1996.                      $ 1,503,340   $ 1,103,340
     Less construction in progress obligations:               (414,440)     (414,441)
                                                           -----------   -----------
                                                           $ 1,088,900   $   688,899

     Under the terms of the bank lines of credit the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At June 30, 1996 the Company had a ratio of current assets to current liabilities of 1.31 to 1 which is not in compliance with the provisions requiring a minimum ratio of 1.5 to 1. The bank, however, has temporarily waved this requirement pending permanent long-term financing of the company's building (see Note 3). Assuming long-term funding was completed as of June 30, 1996, the current ratio would be approximately 1.5 to 1.

     Pertinent data regarding aggregate short-term borrowings is as follows:

                                                   June 30       December 31
                                                      1996          1995
                                                 -----------     ----------
          Maximum outstanding                    $ 1,553,340     $1,103,340
          Average outstanding                      1,286,673        897,022
          Weighted average interest rate
            for the six month periods                   9.25%         10.15%

NOTE 6  -  LONG-TERM DEBT
           Long-term notes payable as of June 30, 1996 and December 31, 1995, are detailed in the following summary:

                                                      June 30        December 31
                                                       1996              1995
                                                      -------        -----------
           Note payable to financing company
            due in monthly installments of
            $588 with interest at 8.5%; due
            December 1997.                              9,892            12,915
           Revolving line of credit payable to
            a bank, interest at prime plus 1.0%
            amortized over 60 months.                 677,066           692,085
           Note payable to a company due in
            quarterly installments of $15,908
            with interest at 8.0%  due
            December 1996.                             45,878            60,575
           Note payable to a company due in
            a lump sum of $25,000;
            due March 1997 or sooner
            based on product sales; interest at
            8% unsecured.                              25,000            25,000
           Note payable to an individual in
            quarterly installments of stock of the
            Company through December 22, 1996;
            no interest; unsecured.                    13,327            26,790
                                                    ---------         ---------
           Total long-term debt                       771,163           817,365
               Less:  current portion                (767,722)         (810,628)
                                                    ---------         ---------

           Total long-term debt excluding
            current portion                         $   3,441         $   6,737
                                                    ---------         ---------
                                                    ---------         ---------

                         DYNATEC INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1996 and 1995



NOTE 6  - LONG-TERM DEBT (CONTINUED)

          Aggregate maturities are as follows:

          Twelve months ending June 30, 1997         766,056
                                        1998           5,107
                                        1999             -
                                        2000             -
                                        2001             -
                                       Later             -
                                                    --------

           Total long-term debt                     $771,163
                                                    --------
                                                    --------

NOTE 7  -  LEASES
           All non-cancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

           The following analysis represents property under capital lease at June 30, 1996 and December 31, 1995.

                                                  June 30     December 31
                                                    1996          1995
                                                 --------     -----------
              Equipment                          $182,278      $148,405
              Less:  Accumulated depreciation     (75,300)      (54,416)
                                                 --------      --------
              Net property under capital lease   $106,978      $ 93,989
                                                 --------      --------
                                                 --------      --------

           At June 30, 1996, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                  Capital      Operating
                                                  Leases         Leases
                                                  --------     ---------
           Year Ended June 30:
                   1997                           $ 62,087      $98,896
                   1998                             72,931          -
                   1999                             26,510          -
                   2000                                -            -
                   2001                                -            -
           Later years                                 -            -
                                                  --------      -------
           Total minimum lease payments           $161,528      $98,896
           Less: Interest                          (19,139)     -------
                                                  --------      -------
           Present value of net minimum
            lease payments                        $142,389
           Less:  Current portion                  (51,074)
                                                  --------
           Capital lease obligations
            payable long-term                     $ 91,315
                                                  --------
                                                  --------

NOTE 8  -  INCOME TAX EXPENSE
           The provisions for taxes on earnings from continuing operations consisted of the following:

                                          06-30-96   06-30-95
                                          --------   ---------
           Current
             Federal                      $28,174    $(32,727)
             State                          6,180         -
                                          -------    --------
                                           34,354     (32,727)
                                          -------    --------
                                          -------    --------

                          DYNATEC INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1996 and 1995


NOTE 9 -  MAJOR CUSTOMERS
          Sales to major customers for the six months ended June 30, 1996 are summarized as follows:

                                                             Percent of:
                                                             -----------
                                    Sales             Segment       Company Wide
          Customer                  Dollars           Revenues      Revenues
          --------                  --------          --------      --------

          AT&T                      $298,066            10%            6%
          United Stationers          304,182            10%            6%
          S.P. Richards              355,268            11%            7%
          National Hardware          308,410            20%            6%
          Gemini Industries          271,400             9%            5%
          WalMart                    230,104            15%            5%
          Sams Club                  433,412            14%            9%


NOTE 10 - COMMON STOCK
          During the first six months of calendar year 1995 the company issued 72,000 shares of stock pursuant to the Dynatec International, Inc. incentive stock option plans of 1987 and 1989. As part of the issuance, 19,471 shares of stock were relinquished in order to purchase the stocks. On February 22, 1995, the company completed the acquisition of all of the doorstop business, and some of the doorstop inventory of All R Prodx, Inc. a Utah corporation. As part of this transaction the company signed an agreement to issue 16,818 shares in eight equal quarterly installments. Pursuant to this agreement, the Company issued 4,204 shares of stock in the first six months of 1996 and 2,102 shares in the first six months of 1995.

                           DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 1996 and 1995


NOTE 11 -  UNCONSOLIDATED AFFILIATE AND MINORITY INTEREST
           The account receivable from unconsolidated affiliate at June 30, 1996 is calculated as follows:

                                                   June 30
                                                     1996
                                                  ---------

     Cash Advances                                $ 341,788
     Expenses paid on behalf of WiTec                 1,420
     Consulting income receivable                    66,667
                                                  ---------
     Net receivable                               $ 409,875
                                                  ---------
                                                  ---------

          Minority interest in affiliate is calculated as follows:

                                                   June 30
                                                     1996
                                                  ---------

     Total:
       Sales                                      $ 209,486
       Direct Expenses                              167,489
                                                  ---------
       Gross Profit                               $  41,997
       Selling Expenses                              90,350
       General and Administrative                   260,033
                                                  ---------
           Net Income (Loss)                      $(308,386)

     Dynatec Share:
       Net Income (Loss)                          $ (77,097)
       Current Assets                             $ 259,889
       Property and Equipment (Net)                  38,815
       Other Assets                                   8,242
                                                  ---------
       Total Assets                               $ 306,946

       Current Liabilities                        $ 515,332
       Paid in Capital - others                     100,000
       Interest of others                          (231,289)
       Dynatec equity (deficit)                     (77,097)
                                                  ---------
       Total Liabilities and Equity               $ 306,946

          On January 12, 1996, WiTec International, L.L.C., (WiTec) a Utah limited liability company was formed for the purpose of manufacturing and marketing consumer products including headsets, amplifiers and other phone accessories. Initial members of WiTec include Dynatec International,

          Inc. and Muito Bem Ltd. (The Dynatec Group) and Weiser
          Telecommunications, Inc. and Margaret Weiser (the Weiser Group). The president of the Company is the beneficial owner of Muito Bem Ltd.

          Dynatec holds a twenty-five percent (25%) profit or loss interest in WiTec. At June 30, 1996 Dynatec's share of the WiTec loss was $77,097. As of June 30, 1996 the Company had loaned cash to WiTec in the amount of $341,788 and had paid unreimbursed expenses on its behalf of $1,420. Dynatec also has accrued $66,667 in consulting income due from WiTec pursuant to a contract providing the Company with a $200,000 per year consulting contract from WiTec. The amounts owed to Dynatec at June 30, 1996 under the agreements mentioned above totaled $409,875.

          The Company and WiTec have agreed to discontinue their relationship. Principals to the agreement are currently negotiating a dissolution of the joint venture. The effect that such a dissolution could have on the financial statements of the company is unknown at this time.

NOTE 12 - RELATED PARTY TRANSACTIONS
          The Company's subsidiary, Softalk, Inc. maintains a royalty agreement for patent and trade-mark rights on telephone accessories from WAC Research, a Utah corporation. Donald M. Wood, CEO and director of the Company is the beneficial owner of one-half of WAC Research. In August 1986, WAC Research, Inc. purchased a 10% royalty right from the inventor of Softalk and related products in a private transaction. This involved both cash and stock in a transaction valued between one and two million dollars being paid to Practical Innovations, Inc. At that time, WAC determined in conjunction with the Board of Directors of Dynatec that the 10% royalty was onerous and not sustainable; therefore, WAC agreed to lower the royalty to 5%.

           During 1995, the Company sold all rights and interest in various discontinued products to WAC Research for $150,000 in the form of a demand note bearing 8% interest. As part of the transaction, inventory and molds were also sold at cost to WAC. During calendar years 1996 and 1995, WAC assumed responsibility for various travel and other expenses related to Dynatec.

           Over the past several years WAC has entered into various agreements with Dynatec which has helped Dynatec increase it's profitability and cash flow. Previous footnotes concerning these transactions have improperly given the impression that WAC has benefited monetarily from these transactions. This is not the case. In fact, WAC has significantly lowered royalties in the past to accommodate Dynatec. Independent tax counsel for WAC and the Management of Dynatec have suggested that the Related Party Transactions footnote be restated to reflect these facts accurately.

           The royalty reduction, purchase of molds, rights, and products, as well as the assumption of expenses as explained above were done in an effort to increase the profitability and/or cash flows of the Company. Management is currently negotiating with WAC Research in regards to the disposition of these items. Management is confidant that a solution beneficial to the Company can be reached with WAC.

NOTE 13 -  ROYALTIES
           The following is a summary of royalties for the six month periods ended June 30, 1996 and 1995.

                                        Terms               1996        1995
                                   ----------------       --------    --------
WAC Research
  Telephone accessories            5% of net sales.       $ 84,764    $ 82,289

  Hardware products                     (Same)               6,351       3,217

Other Entities
  Hardware products                1% of net sales           9,767      20,836
  Hardware products                10% of net sales         24,253      17,868
Miscellaneous products                                         173         --
                                                          --------    --------
                                                          $125,308    $124,210
                                                          --------    --------
                                                          --------    --------


NOTE 14 -  FINANCIAL INSTRUMENTS
           OFF-BALANCE SHEET RISK
           Letters of credit are issued by the Company during the ordinary course of business through their bank as required by certain vendor contracts. As of June 30, 1996, the Company had outstanding letters of credit in the amount of $60,620 for the future purchases of inventory.

           CONCENTRATIONS OF CREDIT RISK
           Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to its customers in the normal course of business. However, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and their dispersion across many geographies. The Company places its temporary cash investments with high quality financial institutions. At times such investments may be excess of the FDIC insurance limit.

NOTE 15 - SEGMENT REPORTING
          A summary of information about the Company's operations by segment follows:

                                                   June 30         June 30
                                                     1996            1995
                                                 ----------      ----------
           Revenues:
             Telephone accessories               $3,130,393      $2,529,024
             Hardware products                    1,562,857       1,111,233
             Batteries                               43,451         247,059
             Other segments                         122,509         215,079
                                                 ----------      ----------
               Total                             $4,859,210      $4,103,290
                                                 ----------      ----------
                                                 ----------      ----------

           Operating income (loss):
             Telephone accessories               $  333,327      $  331,759
             Hardware products                      (28,290)       (414,893)
             Batteries                              (55,621)        (68,204)
             Other segments                         (39,995)        (16,986)
                                                 ----------      ----------
               Total                             $  209,421      $ (168,324)
                                                 ----------      ----------
                                                 ----------      ----------

           Identifiable assets:
             Telephone accessories               $6,712,015      $2,592,537
             Hardware products                      554,140       1,344,494
             Batteries                                  -           877,586
             Other segments                          73,396          29,377
                                                 ----------      ----------
               Total                             $7,339,551      $4,843,994
                                                 ----------      ----------
                                                 ----------      ----------

           Depreciation and amortization:
             Telephone accessories               $  128,516      $  102,189
             Hardware products                       67,391          79,294
             Batteries                                1,503           3,134
             Other segments                           3,757          (6,141)
                                                 ----------      ----------
               Total                             $  201,167      $  178,476
                                                 ----------      ----------
                                                 ----------      ----------

           Capital expenditures:
             Telephone accessories               $  114,765      $  134,901
             Hardware products                       57,318         117,340
             Batteries                                  -            43,437
             Other segments                             -             1,367
                                                 ----------      ----------
               Total                             $  172,083      $  297,045
                                                 ----------      ----------
                                                 ----------      ----------

                                                            SCHEDULE 1

                          DYNATEC INTERNATIONAL, INC.
                      UNAUDITED CONSOLIDATED COST OF SALES
        For the Three and Six Month periods ended June 30, 1996 and 1995


                                      Three Months Ended          Six Months Ended
                                   ------------------------   ------------------------
                                     June 30      June 30       June 30      June 30
                                      1996         1995          1996         1995
                                   ----------   -----------   ----------   -----------
COST OF SALES - PRODUCTS

  Beginning inventory finished     $  907,512   $ 1,025,330   $  866,690   $   218,369
  Cost of goods manufactured
   (Schedule 2)                     1,363,151     1,023,832    2,657,517     3,095,277
  Amortization                         25,317        34,931       50,634        57,363
  Less ending inv.-finished          (784,228)   (1,092,682)    (784,228)   (1,092,682)
                                   ----------   -----------   ----------   -----------
TOTAL COST OF SALES-
PRODUCT                            $1,511,752   $   991,411   $2,790,613   $ 2,278,327
                                   ----------   -----------   ----------   -----------
                                   ----------   -----------   ----------   -----------


The accompanying notes are an integral part of these financial statements.

                                                                   SCHEDULE 2

                          DYNATEC INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED COST OF GOODS MANUFACTURED
        For the Three and Six month periods ended June 30, 1996 and 1995

                                      Three Months Ended          Six Months Ended
                                   ------------------------   ------------------------
                                     June 30      June 30       June 30      June 30
                                      1996         1995          1996         1995
                                   ----------   -----------   ----------   -----------
COST OF GOODS
MANUFACTURED
  Beginning inventory-raw          $  379,950   $  306,662   $  390,490   $  999,712
  Materials - raw                   1,050,255      758,460    2,065,388    1,807,244
  Freight in                           50,912       46,527      112,119       87,138
  Depreciation                         52,041       39,482       99,110       80,281
  Labor                               170,649      175,946      308,474      401,759
  Repairs & maintenance                 5,473        2,556       12,467        9,068
  Miscellaneous - direct               26,632       23,994       42,230       39,870
 Less: ending inventory-raw          (372,761)    (329,795)    (372,761)    (329,795)
                                   ----------   ----------   ----------   ----------
TOTAL COST OF GOODS
  MANUFACTURED                     $1,363,151   $1,023,832   $2,657,517   $3,095,277
                                   ----------   ----------   ----------   ----------
                                   ----------   ----------   ----------   ----------

The accompanying notes are an integral part of these financial statements.

                                                                    SCHEDULE 3

                           DYNATEC INTERNATIONAL, INC.
                         UNAUDITED CONSOLIDATED EXPENSES
        For the Three and Six month periods ended June 30, 1996 and 1995

                                    Three Months Ended      Six Months Ended
                                    -------------------    -------------------
                                    June 30     June 30    June 30    June 30
                                     1996        1995        1996       1995
                                   --------    --------    --------   --------
SELLING EXPENSES
     Advertising                   $ 40,046    $ 18,565    $ 74,940   $   51,065
     Commissions                    125,971     115,256     259,364      235,267
     Depreciation - selling          17,738      13,677      29,969       25,309
     Freight out                     89,925     302,948     179,161      399,523
     Miscellaneous                    4,190       7,587       5,398       14,255
     Promotions & Literature         25,030      35,978      66,414       60,543
     Salaries-sales                 139,957     105,824     255,103      201,693
     Travel & entertainment          31,712      69,404      77,007      124,837
                                   --------    --------    --------   ----------
     TOTAL SELLING EXPENSES        $474,569    $669,239    $947,356   $1,112,492
                                   --------    --------    --------   ----------
                                   --------    --------    --------   ----------

GENERAL & ADMINISTRATIVE EXPENSES
     Corporate expense             $ 31,934    $ 39,291    $ 78,310   $ 87,360
     Depreciation & amortization
       office                        10,919       8,126      21,454     15,523
     Insurance                       45,965      64,484      92,746    112,595
     Legal & accounting              17,316      18,269      52,623     43,787
     Miscellaneous                    7,414      (5,418)     11,721        285
     Office Expense                  31,888      19,223      55,273     49,501
     Payroll Taxes                   28,396      33,822      73,553     77,818
     Rent                            46,969      41,060      82,134     74,368
     Salaries-office & officers     129,839     101,611     230,130    215,880
     Taxes                            8,765       5,611      11,666     10,137
     Telephone                       16,808      16,788      29,422     29,993
     Utilities                       11,710      12,361      24,480     25,838
                                   --------    --------    --------   --------
         TOTAL GENERAL &
           ADMIN EXPENSE           $387,923    $355,228    $763,512   $743,085
                                   --------    --------    --------   --------
                                   --------    --------    --------   --------

The accompanying notes are an integral part of these financial statements.