Form 10QSB/A
period 1996-03-31
DYNATEC INTERNATIONAL INC
filed 1996-09-11
CIK 752208

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB/A

                 [X] Quarterly Report Pursuant To Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                          For Quarter Ended:  March 31, 1996
                           Commission file number:  0-12806


                             Dynatec International, Inc.
                             ---------------------------
          (Exact name of small business issuer as specified in its charter)


    Utah                                    87-0367267
    ---------------                         --------------
         (State or other jurisdiction       (I.R.S. Employer
         of incorporation or                Identification No.)
         organization)

         1820 South 3594 West
         Salt Lake City, UT                 84104
         ----------------------             ---------
         (Address of principal              (Zip Code)
         executive offices)

Registrant's telephone
number, including area code:  (801) 973-9500
                             --------------

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---   --

    The number of shares outstanding of the issuer's common stock as of March 31, 1996, were 943,321. The aggregate market value of voting stock held by non affiliates of the Company at April 30, 1996 was $2,234,600.

Transitional small business disclosure format.  Yes   No X
                                                   --   ---

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