Form 10QSB
period 1996-09-30
DYNATEC INTERNATIONAL INC
filed 1996-11-14
CIK 752208

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

                 [X] Quarterly Report Pursuant To Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                       For Quarter Ended: September 30, 1996
                          Commission file number:  0-12806


                             DYNATEC INTERNATIONAL, INC.
          (Exact name of small business issuer as specified in its charter)

       UTAH                                      87-0367267
      (State or other jurisdiction               (I.R.S. Employer
      of incorporation or                        Identification No.)
      organization)

      3820 W. GREAT LAKES DR.
      SALT LAKE CITY, UT                         84120
      (Address of principal                      (Zip Code)
      executive offices)

Registrant's telephone
number, including area code:  (801) 973-9500

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
                  ---    ---
      The number of shares outstanding of the issuer's common stock as of September 30, 1996, were 947,529. The aggregate market value of voting stock held by non affiliates of the Company at November 5, 1996 was $2,061,444.

Transitional small business disclosure format.  Yes     No   X
                                                   -----   -----

                           PART 1. - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

    Reference is made to the attached Unaudited Consolidated Financial Statements for the third quarter and first nine months of calendar years 1996 and 1995. These Financial Statements are hereby incorporated by reference. (See
Exhibit 1) The information for the Company's third quarter and first nine months of calendar years 1996 and 1995 ended September 30, 1996 and 1995 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Total revenues for the third quarter of calendar year 1996 ending on September 30, 1996 were $2,605,008. Total revenues for the third quarter of calendar year 1995 ending on September 30, 1995 were $2,437,809. This represents a 167,199 (7%) increase in revenues for the quarter ended September 30, 1996 compared to September 30, 1995. Total revenues for the nine month period ended September 30, 1996, were $7,464,220 compared to $6,541,099 for the nine month period ended September 30, 1995. This represents a $923,121 (14%) increase. The telephone accessories products experienced a overall increase in sales. In total, the telephone accessories line experienced sales of $4,670,628 for the nine month period ended September 30, 1996, in comparison to $3,990,424 for the same nine month period in the prior calendar year. This represents an overall increase of $680,204 (17%). Specifically, the Softalk product experienced a decrease of $97,182 (7%) over the same period for the prior year while the Mini-Softalk had a decrease of $23,473 (8%). The Twisstop product experienced an increase of $115,393 (10%) as a result of increased sales to volume wholesalers. TwistCord sales increased by $101,395 (102%). The Universal Softalk registered a sales decrease of $96,377 (20%) for the nine month period ending September 30, 1996 over the same period for the prior calendar year. The Universal Softalk is currently marketed to AT&T on an exclusive basis. The Softalk II product experienced a sales increase of $247,280 (43%). Overall, the shoulder rest products (Softalk,Mini-Softalk, Universal, Softalk II) had combined revenues for the nine months ended September 30, 1996, that were an increase in sales of $30,248 (1%) for the same combined products for the nine months ended September 30, 1995. Management believes that Softalk and Mini-Softalk sales will continue to decline while Universal and Softalk II sales will continue to rise. Several large customers are
replacing the Softalk and Mini-Softalk with the Softalk II.   The Company
introduced the Value Pack product in late 1995. The Value Pack includes a Softalk II, TwistCord and Twisstop in a retail package. The Value Pack experienced sales of $441,793 in the first nine months of 1996 in comparison to $8,625 in 1995. Hardware products experienced an overall increase in sales of $350,088 (18%) over the same period for the prior year. This increase can be principally explained by an increase in Sofstop sales of $34,013 (19%), an increase in Cover-Up and Hide-It sales of $56,527 (19%), an increase in Expand-A-Shelf sales of $304,764 (38%), an increase in Mini Expand-A-Shelf sales of $18,071 (29%) and an decrease in Mega Expand-a-Shelf sales of $49,997 (14%). The Wedge product increased $29,613 (28%). The Expandable Bookshelf experienced sales of $51,227. The Company introduced the Medicine Cabinet Organizer which experienced sales of $21,715. The overall housewares business is increasing as the company is adding new customers and expanding it's existing line of products. The miscellaneous hardware products decreased in sales by $89,821 as several hardware items have been discontinued since last year. The miscellaneous product lines increased by $264,252. The Company is winding down the sales of erasable boards and various other products, as well as decreasing packaging revenues due to AT&T's decision to discontinue contract packaging with the Company. The Company was able to facilitate an order for product from China for a large retailer, resulting in a sale of approximately $316,000. The Company has made the decision to discontinue its marketing efforts with the Fuji Novel line of dry cell batteries. Sales of the batteries have decreased by $371,423 (89%) over the same nine month period of the previous year.

    The Company experienced a net profit of $5,418 in the third quarter of calendar year 1996, compared to a net profit of $54,761 for the same period of the prior calendar year. For the comparative nine month periods ended September 30, 1996 and 1995 the Company experienced a net profit of $94,669, compared to $38,491. The increase in profitability for the nine months can be mainly attributed to a revenue increase of $923,000 and a significant increase in the gross margin of the Company.

    The Company has not paid taxes for several years due to a net loss carry forward. For the nine month period ended September 30, 1996, the Company recognized income tax expense of approximately $300, while in 1995 the Company had an income tax benefit of $33,000.

LIQUIDITY AND CAPITAL RESOURCES

    The ratio of current assets to current liabilities is 1.21 at September 30, 1996 as compared to 1.38 as of the December 31, 1995, the calendar year-end 1995 audit date. The current assets at September 30, 1996 were $3,840,145 compared to $3,204,336 at December 31, 1995. The current liabilities of the company at September 30, 1996 were $3,181,229 compared to $2,318,859 at December 31, 1995.

    For the nine month period ending September 30, 1996 the company experienced an increase in their cash position of $151,262. For the nine month period ending September 30, 1995 the company experienced a $3,438 decrease in cash. The cash increase for the nine month period ending September 30, 1996 was a result of cash being provided by operating activities in excess of cash outflow from operations of $465,267, cash being provided by net borrowings $2,012,449 and cash being used by investing activities in the amount of $2,326,454. A significant portion of the borrowing and use of the borrowings was for the construction of a new manufacturing, warehouse, and office facility. At September 30, 1996, the stockholders' equity was $2,897,299. At December 31, 1995 the stockholders' equity was $2,782,641.

                           PART II-OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit List.

    Exhibit 1 - Unaudited Consolidated Financial Statements of the Company as of September 30, 1996, and 1995.

(b) Reports on Form 8-K.

    None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 11th day of November, 1996.

                             DYNATEC INTERNATIONAL, INC.


                             /s/  DONALD M. WOOD
                             --------------------------------------------------
                             Donald M. Wood
                             President-Chief Executive Officer


                             /s/  DAVID J. WHITE
                             --------------------------------------------------
                             David J. White,
                             Executive Vice-President - Chief Financial Officer (Principal Financial and Accounting Officer)