Form 10KSB
period 1996-12-31
DYNATEC INTERNATIONAL INC
filed 1997-04-15
CIK 752208

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Year Ended December 31, 1996,
                Six-Month Transitional Period Ended December 31, 1995,
                         and Fiscal Year Ended June 30, 1995
                           Commission file number:  0-12806

                             DYNATEC INTERNATIONAL, INC.
                    (Name of small business issuer in its charter)

               UTAH                                         87-0367267
              (State or other jurisdiction                 (I.R.S. Employer
              of incorporation or                          Identification No.)
              organization)

              3820 Great Lakes Drive
              Salt Lake City, UT 84120
              (Address of principal (Zip Code)
              executive offices)

Issuer's telephone
number:      (801) 973-9500

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
    Check if there is no disclosure of delinquent filers in response to Item
405 of regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Registrant's revenues for the calendar year ended December 31, 1996 were $9,808,314.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid asked price of the Common Stock on April 8, 1997 as reported on the NASDAQ National Market System, was approximately $9,461,406.

    As of March 31, 1997 Registrant had outstanding 2,224,104 shares of Common Stock.

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
1.8   Competitive Conditions in the Market
1.9   Environmental Regulation
1.10  Number of Persons Employed

ITEM 2        PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .   5

ITEM 3        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .   6

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . .   6



                                       PART II

ITEM 5        MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . .   6

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND
              RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .   7

ITEM 7        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA . . . . . . . . .   9

ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . . . . .  11

                                       PART III

ITEM 9        DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS AND CONTROL
              PERSONS, COMPLIANCE WITH
              SECTION 16(A) OF THE EXCHANGE
              ACT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 10       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .  13

ITEM 11       SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . .  15

ITEM 12       CERTAIN RELATIONSHIPS AND
              RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . .  17



                                       PART IV

ITEM 13       EXHIBITS, FINANCIAL STATEMENTS AND
              SCHEDULES AND REPORTS
              ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . .  18

             (a) Consolidated financial statements, financial schedules, and supplemental information
             (b)   Reports on Form 8-K
             (c)   Exhibits Index

             SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  19

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

    For the calendar year ended December 31, 1996, revenues from the telephone accessory products accounted for 64.5% of the total revenues of the Company. In the six month transitional period ended December 31, 1995, and the fiscal year 1995 the telephone accessories accounted for 62.7% and 61.2% respectively, of revenues of the Company.

    It is anticipated that this segment will account for a similar percentage of Company revenues in calendar year 1997. Seven percent of the telephone accessory products revenues and five percent of total Company revenues are derived through sales to AT&T. United Stationers accounted for ten percent of telephone accessory products revenues and seven percent of total company revenues. Gemini Industries accounted for twelve percent of telephone accessories revenue and eight percent of total company revenue. S.P. Richards accounted for twelve percent of telephone accessory revenues and eight percent of total company revenue. Ten percent of the telephone accessory products revenue and seven percent of total company revenue were derived from sales to Boise Cascade. Staples accounted for eight percent of telephone accessory products revenues and five percent of total company revenues. These products are additionally sold principally through Sears stores, various office products stores and office products super stores.

HARDWARE/HOUSEWARES PRODUCTS.

    For the calendar year ended December 31, 1996, the hardware/housewares products of the Company accounted for 30.3% of the revenues of the Company. In the six month transitional period ended December 31, 1995, and the fiscal year 1995 this segment accounted for 27% and 26.4% respectively, of the revenues of the Company. The hardware products currently being sold by the Company include the "Expand-A-Shelf", "Mini Expand-A-Shelf", "Mega Expand-A-Shelf", "Expandable Book Shelf", "Sofstop", "Cover-Up", " Hide It", "Sofstop II", "The Wedge", "Super Wedge", "Medicine Cabinet Organizer", "Drawer Organizer", and "Freedom Hanger."

    For the calendar year ended December 31, 1996, twenty percent of the Hardware Products segment sales were made to National Hardware Manufacturing. The sales to National represented six percent of total company revenues. Fifteen and fourteen percent of segment sales were to Sams Club and Walmart respectively. Sams Club and Walmart accounted for five and four percent of total Company revenues.

    The hardware products are being sold directly to retail stores, distributors and catalogs including National Manufacturing, Lechters, Container Store, Sams Club, Walmart, Target, Bed Bath & Beyond and others.

BATTERY PRODUCT LINE.

    In fiscal year 1993 the company signed a distribution agreement to represent Fuji Novel Batteries in various domestic markets. In fiscal years 1994 and 1995 the company renewed the agreement and obtained the rights to Mexico. For the calendar year ended December 31, 1996, sales were less than one percent of total revenues as the product line was discontinued in early 1996.

MISCELLANEOUS PRODUCTS.

    Miscellaneous products of the Company include the "Softalk Erasable Board" a soft wipe erasable planning board for office and personal use, as well as cassette tapes and disposable cameras. The tapes and cameras were specific buys for a retailer and are not considered a new product segment.

    The miscellaneous products segment accounted for five percent of total Company revenues for the year ended December 31, 1996. In previous years, sales of this segment accounted for less than one percent of Company revenues.

    1.2 SUBSIDIARIES OF THE COMPANY. For the year ended December 31, 1996, the Company conducted most of its operations through certain of its subsidiaries. Softalk, Inc. is a wholly owned subsidiary engaged in the manufacture and distribution of the telephone accessory products, hardware products, battery products, and miscellaneous products of the Company.

    The name of the subsidiary, the date of organization, date of acquisition by the Company, and percentage owned by the Company are set out in chart form below.

                                                               PERCENTAGE
                                                DATE           SHARES
NAME                              DATE          ACQUIRED       HELD
SUBSIDIARY                        ORGANIZED     BY COMPANY     BY COMPANY
--------------------------------------------------------------------------
(1) Softalk, Inc.                  7/15/82       4/18/83       100%
(2) Arnco Marketing, LTD           7/22/86       9/30/91       100%
(3) Nordic Technologies, Inc.     10/25/96      10/25/96       100%
(4) SofTalk Communications, Inc.  12/23/96      12/23/96       100%
--------------------------------------------------------------------------

    (1) Engaged in the manufacturing and distribution of the products of the Company.

    (2) Arnco Marketing imports and markets Twisstop to Softalk and others under a license agreement with Recoton Inc.

    (3) Involved in the research, development and marketing of flashlight products.

    (4) Engaged in the research and development of telecommunications products.

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

    The Company, to date, has relied upon approximately fifteen primary suppliers for plastic and other materials ordered to specification for its assembly, manufacturing, and marketing processes. The Company has not experienced any shortage of plastic products or of plastisol in the past year, and does not anticipate any shortage in calendar year 1997. However, in calendar year 1997 the Company expects increases in the price of plastics products as well as freight and packaging increases.

    1.4 TRADEMARKS AND PATENTS. The Company currently owns or has a contract right in Federal Trademark and Patent Registry filed for the following products, as well as certain Foreign Trademark and Patent Rights.


--------------------------------------------------------------------------
TRADEMARKS
                                                         YEAR OF
                                                         TRADEMARK
                                        TRADEMARK        EXPIRATION
PRODUCT                COUNTRY          GRANTED/FILED    OR RENEWAL
--------------------------------------------------------------------------
(a) Softalk            U.S.A.             8/10/90        Each 20 Years

                       Canada             2/05/81        Each 15 Years

(b) Mini-Softalk       U.S.A.             8/10/90        Each 20 Years

(c) Flashlights        U.S.A.            12/18/96        Each 20 years
                                          8/19/96
--------------------------------------------------------------------------
PATENTS
                                                         YEAR OF
                                                         PATENT
                                        PATENT           EXPIRATION
PRODUCT                COUNTRY          GRANTED/FILED    OR RENEWAL
--------------------------------------------------------------------------
(a) Universal Softalk  U.S.A.             5/07/93        2007

(b) Softalk II         U.S.A.             5/02/90        2004

(c) Flashlights        U.S.A.             7/24/96        -----
                                         11/14/89        1997
                                          6/27/89        2000
                                           5/7/91        1998
--------------------------------------------------------------------------

    The principals of the Company think that the trademark protection afforded by the described trademarks is important to each of the products identified above.

    1.5 SEASONAL NATURE OF PRODUCTS. The two principal segments generating revenue for the Company are the telephone accessories, and the hardware/housewares products. The telephone accessory products experience a seasonal fluctuation with a significant portion of sales taking place in the period July 1 to December 31 each year. No significant seasonal fluctuation has been experienced with the hardware/housewares products of the Company.

    1.6 INVENTORY LOAD AND BACKLOG ORDERS. The Company has followed a standard policy of shipping within forty-eight hours of receipt of payment on orders, or within forty-eight hours of orders on approved credit lines with the exception of large hardware/housewares orders. Such orders are filled within two to four weeks. The Company has been able to ship within the foregoing guidelines on almost all occasions. The Company, in order to meet the foregoing shipping policy, keeps an inventory of approximately two months of all products.

    1.7 MAJOR CUSTOMERS. For the calendar year ended December 31, 1996, 10% of the telephone accessory products were distributed through sales to Boise Cascade whose headquarters are at 800 West Bryn Mawr Road, Itasca, IL 60143

    For the year ended December 31, 1996, 10% of the telephone accessory products were distributed through sales to United Stationers Supply Company whose headquarters are at 1900 South Des Plaines Ave., Forest Park, IL 60130.

    For the year ended December 31, 1996, 12% of the telephone accessory products were distributed to S.P. Richards whose headquarters are at P.O. Box 1266, Smyrna GA 30081.

    For the year ended December 31, 1996, 12% of the telephone accessory products were distributed through sales to Gemini Industries whose headquarters are at 215 Eatin Road, Clifton NJ 07014.

    For the year ended December 31, 1996, 20% of the hardware/housewares products were distributed through sales to National Manufacturing whose headquarters are at 1 First Avenue, Sterling, Illinois 61081.

    For the year ended December 31, 1996, 15% of hardware/housewares products were distributed to Sams Club whose headquarters are at 608 S.W. 8th Street, Bentonville, AR, 72712.

    For the year ended December 31, 1996, 14% of hardware/housewares products were distributed to Walmart whose headquarters are at 702 S.W. 8th Street, Bentonville, AR 72716.

    The loss of the Boise Cascade, United Stationers, S. P. Richards, Gemini Industries, National Manufacturing, Sams Club and Walmart as a customer for the telephone accessory and hardware/housewares products would have a significant adverse effect on their various segments. Such a loss may have material negative impact on the Company as a whole. The Company and its predecessor have sold telephone accessory products to Boise Cascade, United Stationers and S.P. Richards since 1981 and it is anticipated that this business relationship will continue. The Company has been marketing the

Twisstop product to Gemini since 1991 and has been marketing to National Manufacturing since 1990. The Company recently began housewares marketing efforts with Sams Club and Walmart.

    No other customer of the Company was the source of ten percent or more of the revenues of the Company during the year period ended December 31, 1996. The loss of a single customer of the other products of the Company would not have a significant adverse effect on the Company.

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

    1.10 NUMBER OF PERSONS EMPLOYED. The Company employs a full-time sales, administrative and clerical staff of 16 people. The total average monthly payroll for this 16 member staff is approximately $90,000. The Company has an average monthly assembly, warehouse and distribution staff of approximately 45 people with an average monthly payroll of approximately $60,000. The number of assembly, warehouse and distribution employees is subject to adjustment based upon demand and has ranged, during the year ended December 31, 1996, from a high of approximately 65 employees to a low of approximately 56 employees.


ITEM 2.  PROPERTIES

    For the seven month period ended July 31, 1996, the Company operated one consolidated facility for its main administrative offices and assembly plant at 1820 South 3594 West Salt Lake City, Utah 84104. These facilities were leased.

    The lease on the main facility provided for monthly rentals of $9,870.00 The lease on the 38,500 square foot plant located in Salt Lake City expired in February, 1997.

    In addition to the base rental payment on the Salt Lake City facility, the Company pays an annual maintenance fee based upon a percentage formula. The amount of the maintenance fee varies on a calendar year basis. The Company pays for its own electricity and heating.

    In August 1996, the Company occupied a new facility that was built by the Company. The facility has approximately 54,000 square feet of which approximately 6,000 square feet (11%) is used for office and administrative purposes, and 48,000 square feet (89%) is used for manufacturing, assembly and storage area.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders was held on November 12, 1996. Routine matters voted on by the shareholders included elections to the board of directors and the appointment of auditors. The shareholders were also asked to approve an employee incentive stock option plan whereby 300,000 shares of common stock would be set aside to be granted as options at the discretion of the Chief Executive Officer of the Company and to approve the amendment of the bylaws of the corporation to allow for additional directors of the Company, up to a maximum of nine. All proposals were approved by a majority of the shareholders.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The stock of the Company is sold over-the-counter primarily in the states of California, Illinois, Florida, New York, Texas and Utah. The Company's stock is listed on the NASD Automated Quotation System (NASDAQ), under the symbol DYNX. As of the 31st day of December, 1996 there were 1,154 record holders of the stock of the Company and 1,974,104 shares of the stock were issued and outstanding.

    The price range of the Company's stock for the two most recent fiscal years is set forth on a quarterly basis in the Consolidated Financial Statements which are a part of this report. The referenced quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

    The Company has paid no dividends on common stock and has no present intent to pay dividends in calendar year 1997. The Company intends to retain earnings for business expansion in the foreseeable future.

    On December 12, 1996, the board of directors approved a stock split whereby each shareholder of record received an additional one half share for each share previously owned.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

    The Consolidated Balance Sheets of the Company, as shown in the financial statements attached hereto, reflect the financial position of the Company.

    The Consolidated Statements of Operations of the Company, as shown in the attached financial statements, reflect the Company's operations.

    Results of Operations: For the year ended December 31, 1996, the Company experienced total revenues of $9,808,314 compared to total revenues of $8,979,939 in the prior fiscal year ended June 30, 1995. Revenues for the six month period ended December 31, 1995 were $5,230,971. Comparative period revenues increased $828,375 or 9%.

    For the year ended December 31, 1996, there was an increase of $834,434 (15%) in the revenues generated from the telephone accessory product segment of the Company compared to total revenues for the fiscal year ended June 30, 1995. This overall increase was a result of several factors including a decrease in the sales of Softalk of $384,147 (19%), a decrease in Mini Softalk sales of $48,676 (12%) and a increase in Universal Softalk sales of $48,716 (12%). The Softalk II experienced a sales increase of $612,874 (101%) over the prior twelve month period ended June 30, 1995. The Value Pack product experienced sales of $452,047 versus $1,108 for the fiscal year ended June 30, 1995. Collectively the shoulder rest products had increased sales of $680,814. The increase is mainly attributable to increased superstore sales and additional sales to wholesalers. The Twisstop product revenues increased by $202,236 (13%). The Twist Cord product experienced a sales increase of $137,355 (101%). The Twisstop and Twist Cord products increased due to increased market penetration. The Company began packaging product for AT&T in fiscal year 1995. The Company packaged a line of cellular accessory products. Total packaging revenues amounted to $125,478 for the year ended December 31, 1996. This represents a decrease of $185,971 (60%) over the same period of the prior fiscal year. AT&T has made the decision to discontinue product packaging.

    The Hardware/Housewares products segment produced an increase in revenues during the year ended December 31, 1996 of $598,434 or 25% compared to fiscal year ended June 30, 1995.

    The increase in the hardware products segment is partially a result of an increase in sales of the shelf products. Expand-A-Shelf and Mini Expand-A-Shelf increased sales by $373,649 (38%), and $9,343 (11%) respectively. The shelf sales increases are due to an expanded customer base as well as the increased market penetration of the Expand-A-Shelf and Mini Shelves. The Mega Expand-A-Shelf experienced a sales decrease of $87,279 (18%) for the year ended December 31, 1996. The Coverup line had increased sales of $66,291 (17%), while the Sofstop line showed an increase of $132,594 (66%). During fiscal year 1995 the company introduced the Hide It door bump product. This product experienced sales of $6,475 during 1996.

    The Wedge product line sales increased by $51,685 (42%) over the same period for the fiscal year ended June 30, 1995.

    Since fiscal year 1995, the Company has introduced several new products in the hardware/houseware lines. The Medicine Cabinet Organizer and Drawer Organizer experienced sales of $27,881 and $28,811 respectively. The Expandable Bookshelf and Closet Hanger experienced sales of $70,055 and $8,639 respectively. The Company is in the process of aggressively expanding the housewares line of products.

    Miscellaneous products consisted of sales of Eraseable Boards of $10,601 for 1996 compared to $29,702 for fiscal year ended June 30, 1995.

    The Company also had sales of disposable cameras, cassette tapes, and flashlights. The sales of cameras and tapes were specific buy orders for a large retailer. It is unknown at this time whether or not orders will be repeated in these items.

    On Monday, December 2, 1996, the Company effected the closing of the acquisition of substantially all of the assets of Nordic Lights, Inc., a Texas Corporation, doing business as Nordic Lites, Inc. This closing and acquisition took place pursuant to an Asset Purchase Agreement which provided that its effective date was December 1, 1996.

    The assets described in the transition were transferred to a new wholly owned subsidiary of the Company. The subsidiary is named, Nordic Technologies, Inc. ("Nordic Technologies"), a Utah corporation. It is the intention of Nordic Technologies to pursue the manufacture and sale of a broad range of flashlight products and accessories under the trademark "Nordic Lites." These products include aluminum and plastic light products.

    The initial purchase of the assets of Nordic Lights, Inc. was accomplished through the issuance of 550,000 shares of common stock of the Company. An audit value of $1.60 per share has been determined to be a fair value for the assets of Nordic Lights, Inc. The value has been set due to the thinly traded and restricted nature of the shares. In April 1997 an agreement was reached whereby several third parties were to buy a number of shares back from Nordic Industries. The purchase price for said shares has been set at $1.60 per share.

    Management of the Company is unsure of the future of the flashlight business as several factors have changed since December 1996. The Company is pursuing an agreement to manufacture flashlights off shore which would allow for greater profit margins for the products.

TELECOMMUNICATIONS PRODUCTS

    The Company has been agressively developing a line of telecommunications products to include wired and wireless telephone headsets, telephones, conference speakers, and other products. Significant time and cash has been used in the development of this product line including the hiring of two full time employees. Significant cash outlays have been made for molds, engineering, and other development costs. Management believes that the Company will have a line of telecommunications products to market in late 1997.

    The battery product line experienced sales of $44,558 in the year ended December 31, 1996, compared to sales of $1,031,900 for the fiscal year ended June 30, 1995. This represents a decrease of $907,342 due to the decision by the Company late in 1995 to discontinue the battery line as a business.

    Net income declined from a net income of $4,632 for the fiscal year ended June 30, 1995, to a net loss of $1,045,149 for the year ended December 31, 1996.

    Liquidity and capital resources: During 1996, the company experienced a decrease in its cash position of $78,778. The cash position decrease is a function of a large amount of cash being used for the construction of a building and expenditures for equipment, a net increase in cash from financing activities (line of credit borrowings) and an increase in cash provided from operations.

    Long-term liabilities increased from $968,929 at December 31, 1995 to $2,482,650 at December 31, 1996. Current liabilities increased from $2,318,859 at December 31, 1995 to $3,088,908 at December 31, 1996. The increase is due to increased debt, particularly the construction of a warehouse and office facility and the debt incurred with that construction. Stockholders' equity decreased from $2,782,641 at December 31, 1995 to $2,644,282 at December 31, 1996. The
decrease in Stockholders equity is mainly attributable to the net loss of the Company but was somewhat offset by the issuance of stock for the purchase of assets for use in the operations of the Company.

    The ratio of total current assets to total current liabilities was .94 at the end of 1996 compared to 1.39 at December 31, 1995.

    Impact of Inflation and Changing Prices: There was some impact on the Company by reason of inflation during the past year. Freight carriers used by the Company increased their rates in calendar year 1996. Also, prices increased for raw materials used in injection and blow molded products as well as for packaging. These price increases were not passed along to customers in 1996.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    Reference is made to the consolidated balance sheets and operations of the company which are incorporated as part of this form 10KSB and which contain the Consolidated Balance Sheets for fiscal year 1995 and the six month transitional period ended December 31, 1995, and for the calendar year 1996. Reference is also made to "Impact of Inflation and Changing Prices" set forth above.

    The Consolidated Balance Sheets of the Company, as shown in the Financial Statements, reflect the financial position of the Company.

    The Consolidated Statements of Operations of the Company, as shown in the Financial Statements, reflect the Company's operations.

SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in connection with, and is limited by, the more complete information in the attached Consolidated Financial Statements and notes thereto.

                                         Transition
                           Year Ended    Period                      Fiscal Year Ended
                           12/31/96      Ended 12/31/95      1995           1994           1993
                           -----------   --------------    ---------    -----------     ----------
Revenues
 Telephone accessories      6,330,000        3,278,000     5,495,000      5,659,000      5,763,000
  Hardware Products         2,973,000        1,415,000     2,375,000      2,100,000      1,673,000
  Batteries                    45,000          524,000     1,032,000      1,187,000              -
  Other                       460,000           14,000        78,000         75,000         98,000
                            ---------        ---------     ---------      ---------      ---------
   Total Revenues           9,808,000        5,231,000     8,980,000      9,021,000      7,534,000

Income (loss) from
 continuing operations
 before taxes                (557,000)         110,000       (28,000)       346,000        511,000
Income tax expense
 (benefit)                     (5,000)          46,000        33,000         55,000          3,000
Income (loss) from
 continuing operations       (552,000)          64,000         5,000        291,000        508,000
Extraordinary Items          (493,000)               -             -              -              -
Net Income (loss)          (1,045,000)          64,000         5,000        291,000        508,000
Total assets                8,216,000        6,070,000     4,844,000      4,279,000      3,598,000
Stockholder's equity        2,664,000        2,783,000     2,698,000      2,678,000      2,008,000
Long term debt              2,483,000          969,000       444,000        419,000        560,000
Shares outstanding          1,974,000        1,412,000     1,403,000      1,311,000      1,151,000

Earnings (loss) per
 share (1):
  Continuing operations          (.28)             .05           .00            .22            .44
  Extraordinary items            (.25)               -             -              -              -
                            ---------        ---------     ---------      ---------      ---------
Net Earnings (loss) per
 share                           (.53)             .05           .00            .22            .44
                            ---------        ---------     ---------      ---------      ---------
                            ---------        ---------     ---------      ---------      ---------

    (1) Earnings per share calculations reflect 10-for-1 reverse stock split in June, 1990 and 5-for-1 reverse split in November 1992, and 1/2 for 1 stock split in 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Company has no disagreement with its accountants on the accounting and financial disclosures contained in this Form 10-KSB. In late 1995 the audit partner from the accounting firm of Kartchner & Hunt left the firm to become a partner elsewhere. The decision was made in late 1996 to change accountants to the firm of Jones, Jensen & Company. This decision was mainly attributable to the fact that Jones, Jensen & Company has considerable expertise in public company reporting and the audit partner from the prior firm is now a partner with Jones, Jensen & Company. The former accounting firm is being used as a consultant by the Company.


                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    During the year ended December 31, 1996, or portions thereof, the following have served in the capacities indicated for the Company or have been nominated to serve until the next annual meeting of shareholders. As of the date of this report, the five members serving on the board are Mr. Wood, Mr. Jack, Mr. Newbold, Mr. Volcansek and Mr. White.

NAME AND OFFICE                         PRINCIPAL OCCUPATION DURING
HELD IN THE                             THE PAST FIVE YEARS AND OTHER
CORPORATION                     AGE     DIRECTORSHIPS
----------------                ---     --------------------------------------
Donald M. Wood                  51      Chief Executive Officer of the Company
  Chief Executive Officer               since November 1995; President and CEO
  Director and                          from 1982 until November 1995, officer
  Director Nominee                      and director of Softalk, Inc. Since
                                        July, 1982; prior to 1982, employed by
                                        Bank of America, N.T. & S.A. serving
                                        as Vice President and head of the Sao
                                        Paulo, Brazil Office.

Fredrick R. Jack                53      President of Dynatec since November
 President                              1995. Executive Vice-President of
 Director and                           Dynatec since December of 1994.
 Director Nominee                       Vice-President of Marketing of Dynatec
                                        since April, 1983 and Secretary of
                                        Dynatec since April, 1985. Mr. Jack also serves as President and a Director of Softalk, Inc., a wholly owned subsidiary of Dynatec. Prior to April, 1983, Mr.
                                        Jack served as the Vice President of
                                        Marketing for Softalk, Inc.

Reed Newbold                     51     Independent financial planner and
 Director and                           consultant, Mr. Newbold served as an
                                        assistant

 Director Nominee                       Vice-President of Tracy Collins Bank &
                                        Trust in 1987. He was also employed as
                                        a mortgage loan officer with Salt Lake
                                        Mortgage in 1985 & 1986, and as the
                                        Executive V.P. of Heritage Bank from
                                        1981 to 1985.


Frederick W. Volcansek       51         Mr. Volcansek is an International
Director and                            Market Development Consultant who
Director Nominee                        provides services to Fortune 500
                                        companies.  Mr. Volcansek was U.S.
                                        Deputy Under Secretary of Commerce in
                                        Washington from 1988 until 1992.



David J. White                   39     Secretary of the Company since November
Executive Vice-President,               1995. Executive Vice-President of
Secretary                               Dynatec since December 1994.  Vice-
Director and                            President of Finance of Dynatec since
Director Nominee                        December 1987, Controller of Dynatec
                                        from February 1985 until December 1987,
                                        Mr. White is a licensed Certified Public
                                        Accountant in the State of Utah.

    Mr. Wood was first elected to the Board of Directors of the corporation at the Company's Annual Meeting of Shareholders in April, 1983. Mr. Jack was elected to the Board of Directors by Board action in April 1987. Mr. Newbold, and Mr. Volcansek were elected to the Board of Directors at the Company's Annual Meeting of Shareholders in December 1988. Mr. White was elected to the Board of Directors by Board action in November 1991. The members of the Board currently serving are director nominees to be elected at the Annual Meeting of Shareholders and serve until the Annual Meeting in 1997.

             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    During the year ended December 31, 1996, all officers and directors prepared and filed all Forms 3,4 and 5 required by Section 16(a) of the Exchange Act. All such forms were filed in a timely manner.

                   OTHER INFORMATION REGARDING THE BOARD

    The Board of Directors of the Company held four meetings in the year ended December 31, 1996. None of the directors participated in less than 75% of the meetings held during the period. During the year ended December 31, 1996, each Board member was paid $2,000 for each meeting attended.

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

                           Dynatec International, Inc
                           Summary Compensation Table

                                                      Long Term Compensation
                 Annual Compensation                  Awards                                 Payouts
      (a)              (b)        (c)       (d)       (e)       (f)          (g)          (h)        (i)
                                                      Other
                       Year                           Annual    Restricted   (3)                     All other
                       Ended                (2)       Compen-   Stock        Options/     LTIP       Compen-
Name and               Decem.     Salary    Bonus     sation    Award(s)     SARs         Payouts    sation
Principal Position     31         ($)       ($)       ($) (1)   ($)          (#)          ($)        ($)
--------------------------------------------------------------------------------------------------------------
Donald M. Wood         1996      194,640    1,421      8,000                 9,000           -          -
- Chief Executive      1995      194,330    1,421     12,000                     -           -          -
   Officer             1994      159,421   21,600      5,000                     -           -          -

F. Randy Jack          1996      142,440    1,522      8,000                 8,000           -          -
- President            1995      142,215    1,522     12,000                     -           -          -
                       1994      122,722   15,840      5,000                     -           -          -

David J. White         1996       94,500    1,218      8,000                 7,000           -          -
- Executive            1995       94,312    1,218     10,000                     -           -          -
  Vice President       1994       80,850   10,368      5,000                     -           -          -

(1) Total cash compensation shown above does not include the value of company leased or owned vehicles and insurance payments made on behalf of officers. Such items are included on the individual officers W-2's. The amounts shown as other annual compensation are directors fees received during the fiscal year. Mr. Wood has voluntarily reduced his pay by $100,000 annually beginning in January 1997. Mr. Jack has voluntarily reduced his pay by $25,000 annually beginning in April 1997.

(2) Bonus compensation includes time in service bonus and merit bonus at discretion of the Board of Directors.

(3) A stock option plan was implemented in November 1996. Options were granted as approved by the Board of Directors on December 30, 1996.

                     Option/SAR Grants in Last Fiscal Year

                              Individual Grants

-----------------------------------------------------------------------------------------
    (a)              (b)                 (c)                   (d)              (e)
                                    Percent of Total
                                    Options/SARs
                     Options/       Granted to
                     SARs           Employees in         Exercise or Base    Expiration
  Name               Granted (#)    Fiscal Year          Price ($/Sh)        Date
Donald M. Wood       9,000              8.7                 $2.75             11/12/06
-----------------------------------------------------------------------------------------
F. Randy Jack        8,000              7.7                  2.50             11/12/06
David J. White       7,000              6.7                  2.50             11/12/06

(4) Mr. Wood, Mr. Jack and Mr. White have employment contracts with the Company. The contracts call for annual renewals. The contracts may be terminated by the Company with written notice prior to year-end and severance would be equal to six months base salary. Compensation to be paid under the contracts is equal to current base salary as well as vacation, health insurance, and vehicle privileges. In the event of a merger, acquisition or transfer of assets the contract must then be honored by the surviving entity.

     In September 1986, the Company's stockholders approved an Incentive Stock Option Plan (the "1986 Plan"), for the benefit of the officers and employees of the Company, and of its subsidiaries. No formal criteria have been established to determine the amount of benefits to be granted pursuant to the 1986 Plan. Also, in March, 1990, the Company's stockholders approved an additional Incentive Stock Option Plan (the "1989 Plan") for the benefit of the officers and managers of the Company. Formal criteria tied to profitability have been established to determine the benefits to be granted under the 1989 Plan. In November 1996, the Company stockholders approved an Incentive Stock Option plan for the benefit of the officers and employees of the Company. No formal criteria have been established to determine the amount of benefits to be granted pursuant to the 1996 plan. The Plans provide that options are granted at exercise prices equal to the market value as of the date the option is granted. The board of directors approved the issuance of shares to be granted in 1996. On December 30, 1996, the board of directors approved the issuance of 104,000 shares of stock pursuant to the 1996 incentive stock option plan. Further description of the Plan and the exercise prices are provided in the attached Consolidated Financial Statements.

     In fiscal year 1996 the Company provided a medical and health insurance program for all salaried and office employees. All full-time salaried and office employees of the Company were entitled to the payment by the Company of health insurance premiums after certain mandatory waiting periods.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The only persons known by the Board of Directors to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock of the Company, as of April 10, 1997 are indicated in the following table:

                                            Amount and            Percent
                                            Nature of             of Class
Name and Address of                         Beneficial            as of
Beneficial Owner                            Ownership             4/11/97
-------------------                         ----------            --------
Ditta LLC                                    158,831 (1)            7.1%
1819 E. Southern Avenue
Mesa, AZ 85204

Chegamos Inc.                                215,000 (2)            9.7%
1 East 1st Street
Reno, NV 89501

Donald M. Wood                               256,894 (3)           11.6%
3078 American Saddler Drive
Park City, UT 84060

Cornerstone Capital Group LLC                245,000               11.0%
810 Boston Building
9 Exchange Place
Salt Lake City, UT 84111

Muito Bem, LTD                               171,525 (4)            7.7%
3078 American Saddler Drive
Park City, UT 84060

Boa Sorte Limited Partnership                171,525 (5)            7.7%
1819 East Southern Avenue
Mesa, AZ 85204

-------------------
     The above table reflects the actual Beneficial Ownership as of April 11, 1997. It does not take into account shares available under the incentive stock option plans. A total of 2,224,104 shares were outstanding at April 11, 1997.

    (1)   Ditta LLC is an Arizona limited liability company.

    (2)  Chegamos Inc. is a Nevada corporation.

    (3) This reflects the 168,707 shares owned by Annalee G. Wood, wife of Donald M. Wood, the 30,000 shares held by the children of Mr. Wood, and the 58,187 shares held by Mr. Wood. Mr. Wood is also deemed the beneficial owner of the 171,525 shares owned by Muito Bem LTD.

    (4) Muito Bem LTD is a Utah partnership of which Mr. Donald M. Wood is a general partner.

    (5)  Boa Sorte is an Arizona limited partnership.

During 1996, the board of directors authorized the granting of non-qualified stock options which are tied to the profitability of the Company and based upon minimum years of employment. A total of 840,000 shares at a strike price of $1.25 per share were authorized. Employment must continue through the year 2001 and the company must be profitable three out of four years commencing January 1, 1998.

The board of directors also authorized 537,500 shares to Muito Bem Ltd. At $1.25 per share in consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts.

In addition, WAC Research, Inc. is authorized to receive 200,000 shares at a strike price of $1.25 per share for past forgiveness and the reduction of royalties as well as the assumption of Company travel liabilities and the purchasing of questionable assets from the Company as a financial assistance to the Company.


                           SECURITY OWNERSHIP OF MANAGEMENT

                                  Amount of Nature of
                                  Beneficial Ownership
                                  of Common Stock by
                                  Management as of           Percent
                                    April 11, 1997           of class
                                  --------------------       --------

Donald M. Wood                       428,419 (1)(3)             19.3%

Fredrick R. Jack                      24,009                     1.1%

David J. White                        21,000                     1.0%

Reed D. Newbold                        3,300                      (2)


All directors and officers
 as a group (5 persons)              476,728                    21.4%


  (1) This reflects the 168,707 shares owned by Annalee G. Wood, wife of Donald M. Wood, the 30,000 shares held by children of Mr. Wood, the 58,187 shares held by Mr. Wood and the 171,525 shares held by Muito Bem LTD of which Donald M. Wood is deemed the beneficial owner.

  (2)  Ownership is less than 1% of the outstanding shares of the Company.

  (3)  Includes the Muito Bem shares deemed to be beneficially owned by Mr.
       Wood.

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

    It is anticipated that approximately $200,000 of royalties will be accrued or paid to WAC Research in calendar year 1997. During 1996 Softalk Inc. paid $190,000 to WAC Research in payment of royalties.

    Mr. Wood, the CEO and a Director of the Company, has guaranteed certain bank lines of credit and an equipment loan of the Company. The balances owing on the bank lines and loans at December 31, 1996 were $1,843,274. During 1996 the highest amount of the bank lines and equipment notes was $2,112,455. During 1996 the Company completed construction of a manufacturing, assembly and office facility. The facility was subsequently financed with a local bank and the SBA. Mr. Wood is a guarantor on the real estate loans. During 1996, the highest amount owed on said loans was $2,200,000. The balance due at December 31, 1996, was $2,184,281.

    Mr. Wood, the CEO and a Director of the Company is the beneficial owner of rental property in Park City, Utah which the Company leases on an annual basis. The Company uses the property for travel, promotional work, lodging and entertainment for customers, suppliers and employees. The total amount paid by the Company for operating, maintenance and general care of the property for 1996 was $84,000.

    During the fiscal year 1995, the Company sold all rights and interest in various products to WAC Research for $150,000 in the form of a demand note bearing 8% interest. As part of the transaction, inventory and molds were also sold at cost to WAC. During calendar years 1996 and 1995, WAC assumed responsibility for various travel and other expenses related to Dynatec.

    The royalty reduction, purchase of molds, rights, and products, as well as the assumption of expenses as explained above were done in an effort to increase the profitability and/or cash flows of the Company. Management is currently negotiating with WAC Research in regards to the disposition of these items. Management is confident that a solution beneficial to the Company can be reached with WAC.

During 1996, the Board of Directors authorized the granting of options to buy 1,577,500 shares of stock at a strike price of $1.25 to various employees, management and related entities of the Company. Such issuances are more fully described under Item 11, Security ownership of certain beneficial owners and management in this Form 10KSB.

                                       PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8K

(a) FINANCIAL STATEMENTS

    See the Consolidated Financial Statements which are attached to this report and are herein incorporated by this reference.

(b) REPORTS ON FORM 8-KSB

    Reports on Form 8-KSB were filed on February 27, 1996, and December 2, 1996. Said reports are hereby incorporated by this reference.

(c) EXHIBITS

    Exhibit 27 - FDS.

                              S I G N A T U R E S

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGISTRANT

                                       DYNATEC INTERNATIONAL, INC.,

Date: April 15, 1997                   By: /s/ DONALD M. WOOD
                                          -----------------------------------
                                          DONALD M. WOOD, Chairman and
                                          Chief Executive Officer

Date: April 15, 1997                   By: /s/ DAVID J. WHITE
                                          -----------------------------------
                                          DAVID J. WHITE, Vice-President
                                          Chief Financial & Accounting Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: April 15, 1997                   By: /s/ DONALD M. WOOD
                                          -----------------------------------
                                          DONALD M. WOOD, Director

Date: April 15, 1997                   By: /s/ FREDRICK R. JACK
                                          -----------------------------------
                                          FREDRICK R. JACK, Director

Date: April 15, 1997                   By: /s/ REED D. NEWBOLD
                                          -----------------------------------
                                          REED D. NEWBOLD, Director

Date: April 15, 1997                   By: /s/ DAVID J. WHITE
                                          -----------------------------------
                                          DAVID J. WHITE, Director

Date: April 15, 1997                   By: /s/ FREDERICK W. VOLCANSEK
                                          -----------------------------------
                                          FREDERICK W. VOLCANSEK, Director

                           DYNATEC INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                C O N T E N T S

Independent Auditors' Report......................................   3

Consolidated Balance Sheets.......................................   4

Consolidated Statements of Operations.............................   6

Consolidated Statements of Changes in Stockholders' Equity........   7

Consolidated Statements of Cash Flows.............................   8

Notes to Consolidated Financial Statements........................  10

Supplementary Schedules -

  Consolidated Cost of Sales (Schedule 1).........................  23

  Consolidated Selling Expenses (Schedule 2)......................  24

  Consolidated General and Administrative Expenses (Schedule 3)...  24

  Consolidated Periodic Financial Information (Unaudited)
   (Schedule 4)...................................................  25

                      INDEPENDENT AUDITORS' REPORT

Board of Directors
Dynatec International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Dynatec International, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Dynatec International, Inc. and subsidiaries, as of December 31, 1995, and June 30, 1995, were audited by other auditors whose report dated February 9, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynatec International, Inc. and subsidiaries as of December 31, 1996 and the results of their operations, changes in their stockholders' equity, and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information contained in Schedules 1, 2 and 3 are presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Jones, Jensen & Company
March 27, 1997

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995

                                   ASSETS

                                                           December 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
CURRENT ASSETS

  Cash                                                $  240,145    $  318,923
  Trade accounts receivable, net                       1,125,750     1,318,792
  Employee advances                                            -         3,838
  Receivables - related parties (Note 10)                145,419        83,781
  Inventory (Note 2)                                   1,256,440     1,257,180
  Prepaids                                               133,997       213,228
  Prepaid income taxes                                    46,160             -
  Unamortized debt issue costs                             3,906         8,594
  Trade show deposits                                     15,617        15,793
                                                      ----------    ----------
     Total Current Assets                              2,967,434     3,220,129
                                                      ----------    ----------
PROPERTY AND EQUIPMENT, NET (Note 4)                   4,673,999     2,123,671
                                                      ----------    ----------
OTHER ASSETS

  Deposits                                                22,355        14,032
  Deferred tax assets (Note 8)                            69,960        57,181
  Note receivable - related party (Note 10)              150,000       150,000
  Prepaid royalties - related party (Note 10)                  -        71,555
  Licenses and agreements, net (Note 3)                  332,092       433,861
                                                      ----------    ----------
     Total Other Assets                                  574,407       726,629
                                                      ----------    ----------
     TOTAL ASSETS                                     $8,215,840    $6,070,429
                                                      ==========    ==========

              The accompanying notes are an integral part of
                 these consolidated financial statements

                   DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           DECEMBER 31,
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
CURRENT LIABILITIES

  Accounts payable                                    $  523,668   $  457,286
  Accrued expenses                                       489,552      300,803
  Accrued royalties payable - related parties
   (Note 10)                                              34,688       -
  Short-term note payable (Note 5)                     1,222,722      688,899
  Current portion of long-term debt (Note 6)             795,415      810,628
  Current portion of capital lease obligations
   (Note 7)                                               22,363       31,514
  Income taxes payable                                       500       29,729
                                                      ----------   ----------
     Total Current Liabilities                         3,088,908    2,318,859
                                                      ----------   ----------
LONG-TERM LIABILITIES

  Capital lease obligations (Note 7)                      76,196       89,203
  Long-term debt (Note 6)                              2,393,052      868,481
  Deferred income taxes (Note 8)                          13,402       11,245
                                                      ----------   ----------
     Total Long-Term Liabilities                       2,482,650      968,929
                                                      ----------   ----------
     TOTAL LIABILITIES                                 5,571,558    3,287,788
                                                      ----------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 12)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value (Note 9) authorized
   100,000,000 shares; issued 1,974,104 and
   1,411,829 shares at December 31, 1996 and 1995,
   respectively                                           19,741       14,118
  Additional paid-in capital                           3,595,699    2,694,532
  Retained earnings (deficit)                           (971,158)      73,991
                                                      ----------   ----------
     Total Stockholders' Equity                        2,644,282    2,782,641
                                                      ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $8,215,840   $6,070,429
                                                      ==========   ==========

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1996,
                 THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                         THE YEAR ENDED JUNE 30, 1995

                                             DECEMBER 31,   DECEMBER 31,     JUNE 30,
                                                 1996           1995           1995
                                             -----------     ----------     ----------
                                             (12 MONTHS)     (6 MONTHS)     (12 MONTHS)
SALES                                        $ 9,808,314     $5,230,971     $8,979,939
COST OF SALES (Schedule 1)                     5,958,629      3,287,453      5,736,040
                                             -----------     ----------     ----------
     GROSS PROFIT ON SALES                     3,849,685      1,943,518      3,243,899
                                             -----------     ----------     ----------
OPERATING EXPENSES
  Selling expenses (Schedule 2)                2,207,285        961,302      1,881,630
  Research and development expenses              624,800          3,876         14,774
  General & administrative (Schedule 3)        1,564,663        768,519      1,410,098
                                             -----------     ----------     ----------
     TOTAL OPERATING EXPENSES                 (4,396,748)     1,733,697      3,306,502
                                             -----------     ----------     ----------
     OPERATING INCOME (LOSS)                    (547,063)       209,821        (62,603)
                                             -----------     ----------     ----------
OTHER INCOME (EXPENSES)
  Interest income                                 29,373         16,449          5,306
  Interest expense (Note 4)                     (269,292)       (75,204)      (123,426)
  Gain (loss) on disposal of assets               (3,826)             -         21,428
  Loss on impairment of assets                         -        (33,760)             -
  Bad debts                                      (23,000)        (7,000)       (18,500)
  Gain on sale of product rights                       -              -        150,000
                                             -----------     ----------     ----------
     NET OTHER INCOME (EXPENSES)                (266,745)       (99,515)        34,808
                                             -----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEMS                  (813,808)       110,306        (27,795)

INCOME TAX (EXPENSE) BENEFIT (NOTE 8)              4,779        (46,123)        32,427
                                             -----------     ----------     ----------
NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS                            (809,029)        64,183          4,632

EXTRAORDINARY ITEMS
  Purchase contract settlement (Note 13)        (236,120)             -              -
                                             -----------     ----------     ----------
     TOTAL EXTRAORDINARY ITEMS                  (236,120)             -              -
                                             -----------     ----------     ----------
NET INCOME (LOSS)                            $(1,045,149)    $   64,183     $    4,632
                                             ===========     ==========     ==========

NET INCOME (LOSS) PER SHARE
  Income (loss) before extraordinary items   $     (0.55)    $     0.05     $     0.01
  Extraordinary items                              (0.16)             -              -
                                             -----------     ----------     ----------
NET INCOME (LOSS)                            $     (0.71)    $     0.05     $     0.01
                                             ===========     ==========     ==========

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996,
                 THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                        THE YEAR ENDED JUNE 30, 1995

                                            COMMON STOCK       ADDITIONAL     RETAINED
                                       --------------------     PAID-IN       EARNINGS
                                        SHARES       AMOUNT     CAPITAL       (DEFICIT)
                                       ---------    -------    ----------    -----------
Balance, June 30, 1994                 1,311,417    $13,114    $2,659,732    $     5,176

  Stock options exercised                117,000      1,170        (1,076)             -
  Shares relinquished                    (29,207)      (292)          292              -
  Shares issued for non-complete
   agreement                               3,158         32        15,591              -
  Net income June 30, 1995                     -          -             -          4,632
                                       ---------    -------    ----------    -----------
Balance, June 30, 1995                 1,402,368     14,024     2,674,539          9,808
                                       ---------    -------    ----------    -----------
  Shares issued for non-complete
   agreement                               9,461         94        19,993              -
  Net income December 31, 1995                 -          -             -         64,183
                                       ---------    -------    ----------    -----------
Balance, December 31, 1995             1,411,829     14,118     2,694,532         73,991
                                       ---------    -------    ----------    -----------
  Shares issued for non-complete
   agreement                              12,275        123        26,667              -
  Shares issued for acquisition
   of assets                             550,000      5,500       874,500              -
  Net loss December 31, 1996                   -          -             -     (1,045,149)
                                       ---------    -------    ----------    -----------
Balance, December 31, 1996             1,974,104    $19,741    $3,595,699    $  (971,158)
                                       =========    =======    ==========    ===========

              The accompanying notes are an integral part of
                these consolidated financial statements.

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 31, 1996,
                THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                       THE YEAR ENDED JUNE 30, 1995

                                                  DECEMBER 31,   DECEMBER 31,    JUNE 30,
                                                      1996           1995          1995
                                                  -----------    -----------    ---------
                                                  (12 MONTHS)     (6 MONTHS)    (12 MONTHS)
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                               $(1,045,149)     $  64,183    $   4,632
  Adjustments to reconcile net income
   to cash provides by operating activities:
    Depreciation and amortization                     435,937        227,871      332,185
    (Gain) loss on sale of assets                       3,826              -      (21,428)
    Gain on sale of product rights                          -              -     (150,000)
    Loss on impairment of assets                            -         33,760            -
    Amortization of prepaid royalties -
     related party                                     15,673              -       54,932
    Amortization of debt issue costs                    8,594          3,281       14,313
    Bad debt expense                                   23,000          7,000       18,500
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable        170,042       (294,918)     182,768
    Decrease (increase) in employee advances            3,838         (3,838)       1,963
    Decrease (increase) in receivables - related
     parties                                           (5,756)       (13,370)       9,492
    Decrease (increase) in inventory                  189,769        165,297     (358,396)
    Decrease (increase) in prepaids                    79,231        (74,460)     (17,815)
    Decrease (increase) in prepaid income taxes       (46,160)        18,595      (18,595)
    Decrease (increase) in debt issuance costs         (3,906)        (9,375)      (7,500)
    Decrease (increase) in deposits                    (8,147)       (15,792)       1,252
    Decrease (increase) in deferred tax assets        (12,779)         3,331      (60,512)
    Increase (decrease) in accounts payable            66,382         15,383      211,767
    Increase (decrease) in accrued expenses           188,749         71,681       16,839
    Increase (decrease) in accrued royalties
     payable - related parties                         34,688         (4,679)     (40,177)
    Increase (decrease) in income taxes payable       (29,229)        29,729      (25,026)
    Increase (decrease) in deferred income
     taxes                                              2,157         (5,532)      16,777
                                                  -----------    -----------    ---------
          Cash Provided (Used) by Operating
           Activities                                  70,760        218,147      165,971
                                                  -----------    -----------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Proceeds from sale of assets                         53,620              -       15,560
  Payment on note receivable - related party                -              -      (43,500)
  Proceeds from note receivable - related
   party                                                    -         43,500            -
  Proceeds from non-competition agreement                   -              -       12,500
  Expenditures for property and equipment          (2,144,649)    (1,317,448)    (379,782)
                                                  -----------    -----------    ---------
          Cash Provided (Used) by Investing
           Activities                             $(2,091,029)   $(1,273,948)   $(395,222)
                                                  ===========    ===========    =========

              The accompanying notes are an integral part of
                these consolidated financial statements.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996,
                 THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                         THE YEAR ENDED JUNE 30, 1995

                                                    December 31,   December 31,     June 30,
                                                       1996           1995            1995
                                                    ------------   ------------    ----------
                                                    (12 months)     (6 months)     (12 months)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short and long-term
   debt and capital lease obligations                $2,423,697     $1,220,118    $ 3,742,380
  Principal payments on short and long-
   term debt and capital lease obligations             (482,206)      (110,956)    (3,588,870)
  Proceeds from issuance of common stock                      -              -             94
                                                     ----------     ----------    -----------

     Cash Provided (Used) by Financing
      Activities                                      1,941,491      1,109,162        153,604
                                                     ----------     ----------    -----------

NET INCREASE (DECREASE) IN CASH                         (78,778)        53,361        (75,647)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                      318,923        265,562        341,209
                                                     ----------     ----------    -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                         $  240,145     $  318,923    $   265,562
                                                     ----------     ----------    -----------
                                                     ----------     ----------    -----------
CASH PAID FOR:
  Interest                                           $  346,648     $   97,918    $    94,955
  Income taxes                                       $      500     $   46,123    $         -

NON-CASH FINANCING ACTIVITIES
  Issuance of common stock for acquisition
   of inventory                                      $  130,000     $        -    $         -
  Issuance of common stock for acquisition
   of net property and equipment                     $  750,000     $        -    $         -
  Issuance of common stock for non-compete
   agreement                                         $   26,790     $   20,087    $    15,623
  Acquisition of property and equipment
   financed by accounts payable                      $        -     $   17,445    $         -
  Purchase of inventory by issuance of
   long-term debt                                    $        -     $   15,460    $         -
  Sale of inventory through accounts
   receivable                                        $        -     $   38,441    $         -


                  The accompanying notes are an integral part of these consolidated financial statements.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Dynatec International, Inc. (the Company) was incorporated in the State of Utah on January 29, 1981. The Company and its subsidiaries are principally engaged in the manufacture, assembly and distribution of consumer products consisting primarily of telephone accessories, hardware and housewares and other related products.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Softalk, Inc., Arnco Marketing, Inc., Softalk Communications, Inc. and Nordic Technologies, Inc. All significant intercompany accounts and transactions have been eliminated.

         Softalk Communications, Inc. was incorporated in the State of Utah on December 23, 1996 and is engaged in research and development of a telephone headset product. Through December 31, 1996, this subsidiary has incurred $142,192 of expenditures with respect to this product which have been reflected as research and development expenses in the accompanying consolidated financial statements. The product is not yet in production and, accordingly, no related sales have occurred.

         Nordic Technologies, Inc. (Nordic) was incorporated in the State of Utah on October 25, 1996. Effective December 1, 1996, Nordic and the Company entered into an agreement with unrelated parties to acquire certain assets and assume certain related liabilities in exchange for 550,000 shares of restricted common stock of the Company. This acquisition has been accounted for using the purchase method. The assets and liabilities were placed into Nordic and valued at the estimated market value of the Company's common stock which approximated fair market or replacement value of the acquired assets, net of the assumed liabilities. These assets are being utilized to manufacture and assemble flashlight products.

         CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

         Certain amounts in the consolidated financial statements of prior periods have been reclassified to be consistent with the current year presentation.

         CHANGE OF REPORTING PERIOD

         The Company elected to change its year-end from June 30 to December 31, first effective for the period ended December 31, 1995.

         The accompanying consolidated financial statements present the results of operations, changes in stockholders' equity and cash flows for the twelve months ended December 31, 1996, the six months ended December 31, 1995 and the twelve months ended June 30, 1995.

         CASH AND CASH EQUIVALENTS

         For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         ACCOUNTS RECEIVABLE

         Accounts receivable are reflected net of allowance for doubtful accounts in the accompanying consolidated financial statements. These amounts were determined to be $29,000 and $12,629 at December 31, 1996 and 1995, respectively.

         INVENTORY

         Inventory is recorded in the Company's subsidiaries Softalk, Inc. and Nordic Technologies, Inc. at the lower of cost, (last-in, first-out) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost with depreciation computed on the straight line method. Property and equipment are depreciated over the following estimated useful lives:

           Capital Leases                 5-7 years
           Machinery and Equipment        5-10 years
           Office Equipment               5-7 years
           Signs                          5-7 years
           Vehicles                       5 years

         UNAMORTIZED DEBT ISSUE COSTS

         Unamortized debt issue costs represent costs associated with borrowings and are amortized using the straight-line method over the life of the respective debt issue.

         INCOME TAXES

         The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. (See Note 8).

         The differences relate primarily to depreciable assets and intangible assets, which use different methods and lives for depreciation and amortization for financial statement and income tax purposes, and inventory differences between financial statement and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. (See Note 8).

         NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is calculated using a weighted average of common stock. Stock options issued are not considered to be common stock equivalents for purposes of calculating net income (loss) per share as they are anti-dilutive.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

         REVENUE RECOGNITION

         Revenue is recognized on an accrual basis when goods are shipped to a customer.

         FORWARD STOCK SPLIT

         On November 12, 1996, the shareholders and board of directors authorized the Company to forward split its shares of common stock on a 1 1/2 shares for 1 share basis. All references to shares outstanding and net income (loss) per share have been restated on a retroactive basis to reflect this forward stock split.

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

         The Company places its temporary cash investments with high quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. At December 31, 1996 and 1995, the Company had bank deposits in excess of federally insured limits by approximately $180,000 and $225,000, respectively.

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORY

         As of December 31, 1996 and 1995, inventory is summarized as follows:

                                                     1996          1995
                                                  ----------    ----------
                Raw materials                     $  583,138    $  390,490
                Finished goods                       673,302       866,690
                                                  ----------    ----------
                Total inventory                   $1,256,440    $1,257,180
                                                  ----------    ----------
                                                  ----------    ----------

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1995


NOTE 2 - INVENTORY (Continued)

         The Company's inventories are stated at the lower of cost or market, using the last-in, first-out (LIFO) method. The current replacement cost of LIFO inventories exceeds the carrying amount by approximately $2,000 and $30,000 at December 31, 1996 and December 31, 1995,
         respectively.

NOTE 3 - LICENSES AND AGREEMENTS

         Licenses and agreements represent amounts paid for the rights to manufacture and market various products. The majority of such costs are associated with agreements for the telephone accessory product lines. These costs are being amortized over the shorter of their legal or useful lives using the straight-line method.

         In March 1995, the Company purchased the rights and customer list for the doorstep product line from an unrelated entity for $100,000. In addition, a five year non-competition agreement was entered into with that entity and its shareholder for $150,000. Such costs are amortized using the straight-line method in amounts sufficient to write off the costs over their estimated useful lives.

         At December 31, 1995, management had discontinued sales and distribution of certain products. Two non-compete agreements associated with sales of those products with a net unamortized book value of $33,760 were written-off as of December 31, 1995.

         Amortization of licenses and agreements for the year ended December 31, 1996, for the six months ended December 31, 1995 and the year ended June 30, 1995 amounted to $101,768, $94,497, and $102,725, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

         As of December 31, 1996 and 1995, property and equipment is summarized as follows:

                                               1996            1995
                                            -----------    -----------
         Land                               $   626,153    $   624,949
         Capital leases                          91,857        148,405
         Machinery and equipment              2,977,130      1,997,817
         Leasehold improvements                       -        132,919
         Office equipment and fixtures          301,114        240,475
         Signs and show booths                   17,198          8,187
         Vehicles                                65,588         68,355
         Building and improvements            2,214,144        592,810
                                            -----------    -----------
                                              6,293,184      3,813,917

         Less: Accumulated Depreciation      (1,619,185)    (1,690,246)
                                            -----------    -----------

         Net property and equipment         $ 4,673,999    $ 2,123,671
                                            -----------    -----------
                                            -----------    -----------

         Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the year ended December 31, 1996, the six months ended December 31, 1995 and the year ended June 30, 1995 amounted to $334,169, $133,374, and $229,460, respectively.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1995

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

         In August 1996, the Company completed construction of an office, warehouse and distribution facility. The total cost of the building and related improvements was $2,214,144 as of December 31, 1996 which includes capitalization of construction period interest of $77,356.

NOTE 5 - SHORT-TERM NOTE PAYABLE

         The short-term note payable consists of a revolving line-of-credit with a bank up to $1,500,000 bearing interest at a rate 1.0% over prime, with interest payable monthly. The note is secured by accounts receivable, inventory and equipment and is personally guaranteed by the chief executive officer of the Company who is also a director. The note is due April 30, 1997. As of December 31, 1996 and 1995, the outstanding balance of this revolving line-of-credit note payable was $1,222,722 and $1,103,340, respectively. Of the balance outstanding at December 31, 1995, $414,441 related to funds used for construction-in-progress on the Company's new building for which subsequent long-term financing was obtained in 1996. Accordingly, that portion has been classified as long-term in the accompanying consolidated financial statements at December 31, 1995. (See Note 6)

         Under the terms of the aforementioned bank line-of-credit, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At December 31, 1996 the Company had a ratio of current assets to current liabilities of .94 to 1 which is not in compliance with the provisions requiring a ratio of no less that 1.5 to 1.

         Pertinent data regarding aggregate short-term borrowings as of December 31, 1996 and 1995 is as follows:

                                                1996            1995
                                             -----------    -----------
         Maximum outstanding                 $ 1,453,340     $1,103,340
         Average outstanding                   1,038,877        897,022
         Weighted average interest rate             9.27%         10.15%


NOTE 6 - LONG-TERM DEBT

         As of December 31, 1996 and 1995, long-term debt is summarized as follows:

                                                       1996           1995
                                                     ----------    ----------
         Note payable to a financing
          company due in monthly
          installments of $588 through
          December 1997 with interest
          at 8.5%; secured by a vehicle.             $        -    $   12,915
                                                     ----------    ----------

         Balance forward                             $        -    $   12,915
                                                     ----------    ----------

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1995

NOTE 6 - LONG-TERM DEBT (Continued)

                                                        1996          1995
                                                     ----------    ----------
         Balance forward                             $        -    $   12,915

         Revolving line-of-credit up to
          $1,000,000 to a bank; advances
          to be amortized over a period of 60
          months due in monthly installments
          of principal plus interest at 1% over
          prime until April 30, 1997; secured
          by machinery and equipment.                   620,552       692,085

         Note payable to a company; due in
          quarterly installments of $15,908 through
          December 22, 1996 with interest at 8%;
          unsecured.                                     15,596        60,575

         Note payable to a company; due upon
          gross sales derived from the payee's
          key customer list or March 22, 1997,
          whichever is earlier, with interest
          at 8%; unsecured.                              25,000        25,000

         Note payable to an individual; payable
          by quarterly issuance of common stock
          of the Company through December 22,
          1996; non-interest bearing; unsecured.              -        26,790

         Note payable to a company; due in annual
          installments of $79,560 plus interest
          at 7% beginning December 31, 1997;
          unsecured. (See Note 13)                      238,680             -

         Note payable to a financial institution;
          due in monthly installments of $455 for
          60 months through November 2001 with
          interest at 8.92%; secured by a vehicle.       21,958             -

         Note payable to an unrelated company; due
          in monthly installments of $1,160 plus
          accrued interest for 72 months through
          December 2002 with interest at 7.9%;
          secured by machinery and equipment.            82,400             -

         Note payable to a bank; due in monthly
          installments of $10,234 for 300 months
          through November 2021 with interest at
          9.25%; secured by an office and warehouse
          building and related land and personal
          guarantees and real estate of the
          Company's chief executive officer who
          is also a director.                         1,194,602             -
                                                     ----------    ----------

         Balance forward                             $2,198,788    $  817,365
                                                     ----------    ----------

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996 AND 1995 AND JUNE 30, 1995

NOTE 6 - LONG-TERM DEBT (Continued)

                                                        1996          1995
                                                     ----------    ----------

         Balance forward                             $2,198,788    $  817,365

         Construction-in-progress debt (see below)            -       861,744

         Note payable to the Small Business
          Administration; due in monthly
          installments of $8,541 for 240 months
          with interest at 7.317% through August
          2016; secured by an office and warehouse
          building and related land and personal
          guarantees of the Company's chief
          executive officer who is also a director.     989,679             -
                                                     ----------    ----------

         Total long-term debt                         3,188,467     1,679,109

         Less: Current portion                          795,415      (810,628)
                                                     ----------    ----------

         Long-term debt                              $2,393,052    $  868,481
                                                     ----------    ----------
                                                     ----------    ----------

         Aggregate annual maturities of long-term debt are as follows:

               Year ending December 31, 1997                   $  795,415
                                        1998                      137,368
                                        1999                      141,072
                                        2000                       65,521
                                        2001                       69,417
                                  Thereafter                    1,979,674
                                                               ----------
                        Total long-term debt                   $3,188,467
                                                               ----------
                                                               ----------

         Included in long-term debt at December 31, 1995 is the $6,737 long-term portion of notes payable along with the $414,441 of the short-term note payable discussed in Note 5 and an additional $447,303 of accounts payable that relate to construction-in-progress obligations associated with the construction of the Company's new building which was financed on a long-term basis subsequent to December 31, 1995.

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995

NOTE 7 - LEASES

         All non-cancelable leases with an initial term greater than one year have been categorized as capital or operating leases.

         Property and equipment under capital leases as of December 31, 1996 and 1995, is summarized as follows:

                                             1996            1995
                                            -------        --------
       Property and equipment               $91,857        $148,405
        Less:  Accumulated
         depreciation                        (5,211)        (54,416)
                                            -------        --------
       Net property and equipment
        under capital lease                 $86,646        $ 93,989
                                            -------        --------
                                            -------        --------

       At December 31, 1996, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                           Capital               Operating
                                           Leases                  Lease
                                          --------               ---------
       Year Ended December 31:
         1997                             $ 30,477                $24,784
         1998                               30,477                    -
         1999                               26,439                    -
         2000                               16,874                    -
         2001                               16,410                    -
                                          --------                -------
       Total minimum lease payments        120,677                $24,784
                                                                  -------
       Less:  Interest                     (22,118)               -------
                                          --------
       Present value of net minimum
        lease payments                      98,559
       Less:  Current portion              (22,363)
                                          --------
       Capital lease obligations
        payable long-term                 $ 76,196
                                          --------
                                          --------

       Prior to moving into its newly constructed building in August 1996, the Company leased office and manufacturing facilities. That lease expires on February 28, 1997 and has minimum monthly lease rental payments of $12,392 including additional assessments. For the year ended December 31, 1996, the Company paid a total of $157,234 in lease rental payments for that facility which represents an increase over prior periods due to annual adjustments provided for in the lease agreement. In September 1996, the Company subleased a portion of those leased facilities to unrelated entities and derived a total of $23,389 sublease rental income through December 31, 1996. This sublease rental income has been netted against the lease rental paid by the Company with the difference of $133,845 included in general and administrative expenses for the year ended December 31, 1996. Lease rental expense for the six months ended December 31, 1995 and the year ended June 30, 1996 was $70,273 and $141,107, respectively.

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995


NOTE 8 - INCOME TAXES

         Income tax (expense) benefit for the periods ending December 1996 and 1995, and June 30, 1995 consisted of the following:

                                       December 31,   December 31,     June 30,
                                           1996           1995          1995
                                       ------------   ------------   -----------
                                       (12 months)     (6 months)    (12 months)
         Current
           Federal                        $     -      $(19,047)      $ (9,155)
           State                             (500)      (29,277)        (2,153)
                                          -------       --------      --------
                                             (500)      (48,324)       (11,308)

         Deferred
           Federal                         11,324         1,919         38,128
           State                              702           282          5,607
                                          -------       --------      --------
                                           10,622          2,201        43,735
                                          -------       --------      --------
         Income tax (expense) benefit     $10,122       $(46,123)     $ 32,427
                                          -------       --------      --------
                                          -------       --------      --------

         A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory federal income tax rates to income (loss) before income taxes for the periods ending December 31, 1996 and 1995, and June 30, 1995 is as follows:

                                        December 31,   December 31,      June 30,
                                            1996           1995           1995
                                        ------------   ------------    -----------
                                        (12 months)     (6 months)     (12 months)
         Federal income taxes             $   -          $(28,149)      $ 4,169
         State income taxes                  (500)         (7,455)        1,405
         Other, net                           -               -             -
         NOL carryforwards                    -               -             -
         Income tax audit adjustment          -           (24,475)          -
         Continuing operations              5,279         (11,755)       16,882
         Extraordinary items                5,343             -             -
         Deferred taxes                       -             2,201        43,735
                                          -------        --------       -------
         Net income tax (expense) benefit $10,122        $(46,123)      $32,427
                                          -------        --------       -------
                                          -------        --------       -------

         Deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                             1996             1995
                                           --------         --------
         Deferred tax asset                $ 69,960         $ 57,181
         Deferred tax liability             (13,402)         (11,245)
                                           --------         --------

         Net deferred taxes                $ 56,558         $ 45,936
                                           --------         --------
                                           --------         --------

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995


NOTE 8 - INCOME TAXES (Continued)

         The Company and its subsidiaries have incurred a net operating loss during the year ended December 31, 1996 of approximately $1,040,000 which may be used to reduce taxable income and income taxes in future years. The use of this loss to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward in the year 2011. The potential tax benefits of the net operating loss carryforward has been offset by a valuation allowance of the same amount.

NOTE 9 - COMMON STOCK

         On March 22, 1995, the Company entered into a noncompete agreement with an unrelated individual, agreeing to issue a total of 24,894 shares of common stock in quarterly increments for two years beginning March 22, 1995. At December 31, 1996, all of these shares had been issued satisfying the obligation. A liability was recorded at the market value of the stock at the time of the transaction.

         As discussed in Note 1, effective December 1, 1996, the Company acquired certain assets and assumed related liabilities by issuing 550,000 shares of common stock. The acquisition has been valued at $880,000 or $1.60 per share which approximates the fair value of the common stock issued and the approximate fair market or replacement value of the net assets purchased on the date of the transaction.

NOTE 10 - RELATED PARTY TRANSACTIONS

         The Company's subsidiary, Softalk, Inc., maintains a royalty agreement related to patent and trademark rights on telephone accessories with an entity beneficially owned by the chief executive officer of the Company who is also a director of the Company.

         The chief executive officer of the Company is an owner of rental property in Park City, Utah which the Company leases on an annual basis. The Company uses the rental property for travel, promotional work, lodging and entertainment for customers, suppliers and employees. The Company decided that the promotional value of the property and its use as a sales incentive with independent sales representatives was less than alternative promotional and travel costs which might be expended by the Company. The total amount paid by the Company for the year ended December 31, 1996, the six months ended December 31, 1995 and the year ended June 30, 1995 was $84,000, $66,000, and $132,000, respectively. This cost covered operating, maintenance and general care of the property.

         The Company paid the personal credit card bills for members of the board of directors on a month to month basis. The amount is generally paid back to the Company the following month. At December 31, 1996 and 1995, and June 30, 1995 the amounts owed to the Company were $11,485, $24,888, and $7,741, respectively.

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

         During the fiscal year ended June 30, 1995, the Company sold all rights and interests in various products to the related entity for $150,000 in the form of a demand note bearing interest at 8%. As part of the transaction, inventory was sold at cost for $38,441. Sales of these products and purchases of additional inventory by the related entity are performed through the Company and the outstanding receivable is adjusted as required. The outstanding receivable due from this related entity at December 31, 1996 is $24,690.

         Product molds were also sold for $43,500 in the form of a note bearing 8% interest due June 30, 1996. The chief executive officer and director of the Company also sold a vehicle to the Company for $24,000. A vehicle owned by the Company was also sold to the same individual and a gain on the sale of the vehicle of $7,500 was recognized.

         The Company pays various travel expenses for the related entity previously discussed. At December 31, 1996 and 1995, and June 30, 1995 amounts owed to the Company were $12,329, $24,229 and $39,224, respectively.

NOTE 11 - STOCK OPTION PLAN

         In 1986 and 1992, the Company's stockholders approved Incentive Stock Options Plans for the benefit of the officers and employees of the Company and its subsidiaries. Options to issue a total of 117,000 shares of the Company's common stock were authorized, granted and exercised pursuant to these plans prior to December 31, 1995 at prices ranging from $1.00 to $1.38 per share, taking into account all reverse and forward splits of the Company's common stock. In November 1996, the stockholders of the Company approved an additional Incentive Stock Option Plan for the benefit of the officers and employees of the Company and its subsidiaries.

         On November 12, 1996 plan authorizes the officers and directors of the Company to grant for a period of up to 10 years, options to issue 300,000 shares of the Company's common stock, taking into consideration the 1 for 1 stock split, at a price equal to market value as of the date the option is granted, unless the option is granted to a 10% or more shareholder, then the exercise prices are equal 100% of market value on the date the option is granted. Options granted are for five years and are exercisable upon issuance. As of December 31, 1996, 104,000 options have been granted pursuant to this plan.

NOTE 12 - CONTINGENCIES

         The Company known as P.I.E Nationwide, Inc. filed a Chapter 7 bankruptcy petition prior to June 1992. On June 19, 1992 the trustee of the estate of Olympia Holding Corporation formerly known as P.I.E Nationwide, Inc. filed suit in the Untied States Bankruptcy Court Middle District of Florida, Jacksonville Division against the Company. The plaintiff claims that P.I.E. improperly undercharged the Company for freight and therefore, claims the Company owes P.I.E. approximately $4,500. The trustee has filed several thousand similar claims against various companies. At present the Company is defending itself and expects to prevail.

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995

NOTE 13 - EXTRAORDINARY ITEMS

         In January 1993, the Company and one of its subsidiaries entered into an agreement with one of its major suppliers to purchase a minimum quantity of a new product annually through the year 2001. The agreement provides that if the Company does not purchase the minimum annual quantity of the product, a $.10 per unit penalty would be charged for any shortfall. Through December 31, 1996, the Company did not meet any of the annual purchase commitment levels resulting in an accumulated penalty which has been charged to the Company totaling $238,680. As indicated, this agreement is effective through the year 2001 and if the Company does not meet the annual purchase commitment, additional penalty charges will be incurred in the future.

         According to the terms of the agreement, the maximum penalty that can be incurred in any single year is $85,000. The penalty incurred and charged through December 31, 1996 has been expensed as an extraordinary item in the accompanying consolidated financial statements, net of the related income tax benefit of $2,560.

         On April 7, 1997, the Company entered into a supplemental agreement wherein the Company agreed to repay the $238,680 in three equal installments, together with interest at 7%, beginning December 31, 1997. The agreement provides for payment to be made throughout the year at a rate of $.40 per "Twistop" unit sold to a major customer of Softalk, Inc., applied first to interest, and then to unpaid principal. As a result of these subsequent payment arrangements, the obligation has been classified as long-term debt in the accompanying consolidated financial statements with the principal amount due by December 31, 1997, $79,560, reflected as due currently.

NOTE 14 - NON-QUALIFIED STOCK OPTIONS

         The board of directors of the Company authorized during 1996 the granting of stock options which are tied to the profitability of the Company and based upon minimum years of employment. A total of 840,000 shares at a strike price of $1.25 per share were authorized.
         Employment must continue through the year 2001, the Company must be profitable three out of the four years commencing January 1, 1998.

         The board of directors also authorized 537,500 shares to Muito Bem at $1.25 for consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts.

         In addition, WAC Research, Inc., is authorized to receive 200,000 shares at a strike price of $1.25 per share for past forgiveness and the reduction of royalties as well as the assumption of Company travel liabilities and the purchasing of questionable assets from the Company as a financial assistance to the Company.

                         SUPPLEMENTARY SCHEDULES

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            SUPPLEMENTARY SCHEDULES
                     FOR THE YEAR ENDED DECEMBER 31, 1996,
                  THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                         THE YEAR ENDED JUNE 30, 1995

                                                                   SCHEDULE 1

                          CONSOLIDATED COST OF SALES

                                            DECEMBER 31,   DECEMBER 31,     JUNE 30,
                                               1996           1995            1995
                                            ----------     ----------     -----------
                                            (12 MONTHS)    (6 MONTHS)     (12 MONTHS)
COST OF GOODS MANUFACTURED

  Beginning inventory - raw materials       $  390,490     $  329,795     $   228,371
  Raw materials purchased                    3,802,097      1,865,598       4,093,452
  Freight                                      206,538        123,509         212,630
  Depreciation                                 229,543         92,921         154,262
  Labor                                        716,491        497,542         753,919
  Repairs and maintenance                       15,378         11,811          13,233
  Miscellaneous direct                          88,044         49,433          78,038
  Supplies                                       6,091              -           4,809
  Less: ending inventory - raw materials      (583,138)      (390,490)       (329,795)
                                            ----------     ----------     -----------
     TOTAL COST OF GOODS
      MANUFACTURED                           4,871,534      2,580,119       5,208,919
                                            ----------     ----------     -----------
COST OF FINISHED GOODS

  Beginning inventory - finished goods         866,690      1,092,682         858,691
  Purchases                                    508,939        263,586         389,142
  Amortization                                 101,268         60,488         102,225
  Less: ending inventory - finished goods     (673,302)      (866,690)     (1,092,682)
                                            ----------     ----------     -----------
     TOTAL COST OF FINISHED GOODS              803,595        550,066         257,376
                                            ----------     ----------     -----------
ROYALTIES                                      283,500        157,268         269,745
                                            ----------     ----------     -----------
     TOTAL COST OF SALES                    $5,958,629     $3,287,453     $ 5,736,040
                                            ==========     ==========     ===========

                   DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            SUPPLEMENTARY SCHEDULES
                      FOR THE YEAR ENDED DECEMBER 31, 1996,
                   THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                          THE YEAR ENDED JUNE 30, 1995

                                                                    SCHEDULE 2

                          CONSOLIDATED SELLING EXPENSES

                                     December 31,   December 31,    June 30,
                                        1996           1995           1995
                                     ------------   ------------   -----------
                                     (12 months)     (6 months)    (12 months)

  Advertising                         $  448,832     $101,677      $  133,161
  Commissions                            519,719      235,572         478,912
  Depreciation - selling                  34,912       29,235          46,236
  Freight                                362,654      208,033         399,523
  Miscellaneous                           11,000        1,988          26,944
  Promotions                             151,353       45,185         155,189
  Salaries - sales                       503,596      245,489         408,425
  Travel and entertainment               175,219       94,123         233,240
                                      ----------     --------      ----------

     TOTAL SELLING EXPENSES           $2,207,285     $961,302      $1,881,630
                                      ----------     --------      ----------
                                      ----------     --------      ----------

                 CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES

                                                                   SCHEDULE 3

  Amortization                        $      500     $    250      $      500
  Automobile                               7,589        1,084             757
  Bank charges                             5,987        5,707           4,674
  Corporate expense                      212,003      122,605         156,538
  Depreciation - office                   39,091       18,745          29,022
  Dues and subscriptions                   2,748          114             770
  Insurance                              208,787       91,486         209,070
  Janitorial                               5,918        2,642           5,274
  Legal and accounting                   146,134       55,018          88,453
  Miscellaneous                            3,375       (1,568)        (16,419)
  Office expense                         118,001       46,465          96,455
  Payroll taxes                          152,577       72,201         145,813
  Rent                                   138,846       69,517         141,107
  Repairs and maintenance                 16,383          122           1,850
  Salaries - office                      355,010      224,853         423,273
  Taxes                                   28,782       12,460          22,597
  Telephone                               66,737       27,165          54,983
  Utilities                               56,195       19,653          45,381
                                      ----------     --------      ----------

    TOTAL GENERAL AND
     ADMINISTRATIVE EXPENSES          $1,564,663     $768,519      $1,410,098
                                      ----------     --------      ----------
                                      ----------     --------      ----------

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                         SUPPLEMENTARY SCHEDULES
                   FOR THE YEAR ENDED DECEMBER 31, 1996,
                THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                       THE YEAR ENDED JUNE 30, 1995

          PERIODIC CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                    SCHEDULE 4

                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter   Total Year
                             Ended         Ended        Ended          Ended         Ended
                            3-31-96       6-30-96      9-30-96        12-31-96     12-31-96
                          -----------   -----------   -----------   -----------   -----------
Total revenue             $2,164,791     $2,694,419    $2,605,008   $ 2,344,096   $ 9,808,314
Gross profit                 829,038      1,114,252     1,074,326       832,069     3,849,685
Net income (loss)           (112,316)       201,565         5,418    (1,139,816)   (1,045,149)
Earnings per share             (0.08)          0.14          0.01         (0.78)        (0.71)
Market price
  - high                        5.75           4.13          4.00      (A) 3.00      (A) 3.00
  - low                         4.00           3.88          3.38      (A) 2.25      (A) 2.25


                                                      1st Quarter   2nd Quarter      Total
                                                         Ended        Ended        Six Months
                                                        9-30-95      12-31-95       12-31-95
                                                      -----------   -----------   -----------

Total revenues                                        $2,437,809     $2,793,162   $ 5,230,971
Gross profit                                             833,372      1,110,146     1,943,518
Net income (loss)                                         54,761          9,422        64,183
Earnings per share                                           .04            .01           .05
Market price
  - high                                                    7.75           6.50          7.75
  - low                                                     6.50           6.25          6.25



                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter   Total Year
                             Ended         Ended         Ended         Ended         Ended
                            9-30-94      12-31-94       3-31-95       6-30-95       6-30-95
                          -----------   -----------   -----------   -----------   -----------

Total revenues            $2,188,614     $2,688,036    $2,127,018    $1,976,271   $8,979,939
Gross profit                 872,445      1,029,174       781,528       560,752    3,243,899
Net income (loss)             16,664          4,237       (89,525)       73,256        4,632
Earnings per share               .02              -          (.07)          .06          .01
Market price
  - high                        7.00           7.38          7.50          7.38         7.50
  - low                         6.25           6.75          7.00          7.00         6.25

The gross profit for each quarter for the year ended June 30, 1995 has been adjusted to reflect the reclassification of freight expenses for sales as a selling expense rather than cost of goods sold.

(A) The market prices for the quarter and year ended December 31, 1996 reflect the 1 1/2 for 1 stock split occurring during that quarter.