Form 10QSB
period 1997-03-31
DYNATEC INTERNATIONAL INC
filed 1997-05-15
CIK 752208

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

            [X] Quarterly Report Pursuant To Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                           For Quarter Ended:  March 31, 1997
                        Commission file number:  0-12806


                         Dynatec International, Inc.
                         ---------------------------
       (Exact name of small business issuer as specified in its charter)

   Utah                                           87-0367267
   ---------------                                ---------------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or                          Identification No.)
     organization)

     1820 South 3594 West
     Salt Lake City, UT                           84104
     ------------------                           --------
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

       The number of shares outstanding of the issuer's common stock as of April 30, 1997 were 2,224,104. The aggregate market value of voting stock held by non affiliates of the Company at April 30, 1997 was $10,499,406.

Transitional small business disclosure format. Yes   No X
                                                  --   ---

                        PART 1. - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS
     Reference is made to the attached Unaudited Consolidated Financial Statements for the first quarter ended March 31, 1997, and results of calendar year 1996. These Financial Statements are hereby incorporated by reference. The information for the Company's first quarter ended March 31, 1997 and 1996 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     Total revenues for the first quarter of calendar year 1997 ending on March 31, 1997 were $2,554,618. Total revenues for the first quarter of calendar year 1996 ending on March 31, 1996 were $2,164,791. This represents a $389,827 (18%)
increase in revenues for the quarter ended March 31, 1997 compared to March 31, 1996. The telephone accessories products experienced a overall increase in sales. Specifically, the Softalk product experienced an increase of $11,750
(3%) over the same period for the prior year while the Mini-Softalk had an increase of $13,147 (14%). The Twisstop product experienced an increase of $57,910 (16%) as a result of increased sales to volume wholesalers. Sales to wholesalers are expected to rise in fiscal year 1997. TwistCord sales decreased by $3,853 (6%). The Universal Softalk registered a sales increase of $2,831
(3%) for the three month period ending March 31, 1997 over the same period for the prior calendar year. The Universal Softalk is currently marketed to AT&T on an exclusive basis. The Softalk II product experienced sales increases of $186,233 (69%). The Company introduced the Value Pack product in early 1996.
The Value Pack includes a Softalk II, TwistCord and Twisstop in a retail package. The Value Pack experienced sales of $4,486 in the first quarter of 1997, a decrease of $1,185 (21%) over the same period of the prior calendar year. Hardware/Housewares products experienced an overall increase in sales of $139,567 over the same period for the prior year principally caused by a increase in Sofstop sales of $20,695 (37%), an increase in Expand-A-Shelf sales of $35,209 (10%), and an increase in Mini Expand-A-Shelf sales of $27,083 (88%). Several new home organization products were being marketed in late 1996 and early 1997 including the Medicine Cabinet Organizer, Drawer Organizer, Freedom Hanger, and Tote Bags. These items experienced sales of $119,796 collectively in the first quarter of calendar year 1997. Various other hardware/housewares products experienced sales decreases including; Cover-Up $32,374 (32%), Hide It $926 (45%), Wedge $776 (2%), Mega Shelf $9,620 (7%), and the Expandable Book Shelf $19,520 (59%). The miscellaneous product lines decreased by $100,078 as the Company discontinued its sales efforts with Fuji Film, and contract packaging for AT&T. The Company made the decision in 1996 to discontinue its marketing efforts with the Fuji Novel line of dry cell batteries. Sales of the batteries have decreased by $44,628 over the three month period of the previous year. The management of the Company believes that a great opportunity exists with the home organization products. This is an expanding market that the Company will be concentrating efforts on. During late 1996, the Company entered into the flashlight production and marketing business with a high end line of flashlight products. The Company has been marketing several items under the Nordic Lites name and operating a plant in Texas. Management has also begun aggressively pursuing the production of lights in the far east and expects to have product from such sources within the next calendar quarter. Such products will allow for higher margins and product profitability. At this time management is unsure of the future of the Texas facility. Sales during the first quarter of calendar year 1997 of flashlight product amounted to $128,143.

     The Company experienced a net loss of $511,864 in the first quarter of calendar year 1997. For the first quarter of the prior year the company experienced a net loss of $112,316. The decrease in profitability is largely due to the decline of margins in the telephone accessory products and substantial increase in labor and the cost of plastics. The Company also had a significant increase in selling costs, in particular; advertising, freight and promotions. General and administrative costs have also increased. The Company has also been involved in significant research and development costs for a new line of wired and wireless headsets, a new telecommunications product, and the development of an overseas supplier of flashlight products. Management believes that such expenses will result in a line of new products within the next calendar quarter.

LIQUIDITY AND CAPITAL RESOURCES
     The ratio of current assets to current liabilities is .96 at March 31, 1997 as compared to .96 as of December 31, 1996 calendar year-end 1996 audit date. The current assets at March 31, 1997 were $3,271,517 compared to $2,967,434 at December 31, 1996. The current liabilities of the company at March 31, 1997 were $3,417,992 compared to $3,088,908 at December 31, 1996.

     For the three month period ending March 31, 1997 the Company experienced a decrease in their cash position of $178,657. For the three month period ending March 31, 1996 the company experienced an $18,817 increase in cash.

     The cash decrease for the three month period ending March 31, 1997 was a result of cash being used by operating activities in excess of cash inflow from operations of $612,622, cash being used to pay down net borrowings $39,212, and cash being generated by investing activities $473,177.

     At March 31, 1997, the stockholders' equity was $2,632,418. At December 31, 1996 the stockholders' equity was $2,644,282.

                            PART II-OTHER INFORMATION
ITEM 3.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibit List.
     Exhibit 27-SDS

(b)  Reports on Form 8-K.
     None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the ___th day of May, 1997.

                        DYNATEC INTERNATIONAL, INC.



                  /s/ Donald M. Wood
                  ----------------------------------------
                  Donald M. Wood
                  President-Chief Executive Officer





                  /s/ David J. White
                  ----------------------------------------
                  David J. White,
                  Vice-President - Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                          DYNATEC INTERNATIONAL, INC.

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 1997 and 1996

                                C O N T E N T S


                                                                            Page

UNAUDITED CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . .3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . .5

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY . . . .6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . .7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . .9

UNAUDITED CONSOLIDATED COSTS OF SALES (SCHEDULE 1) . . . . . . . . . . . . 20

UNAUDITED CONSOLIDATED SELLING EXPENSES (SCHEDULE 2) . . . . . . . . . . . 21

UNAUDITED CONSOLIDATED GENERAL & ADMINISTRATIVE EXPENSES (SCHEDULE 3). . . 22

The information for the Company's first quarter ended March 31, 1997 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of the results of operations for such period. Results for interim periods should not be considered as indicative of results for a full year.


                          DYNATEC INTERNATIONAL, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                                                           Audited
                                                                                           Calendar
                                                                      Unaudited            Year-End
    ASSETS                                                             March 31           December 31
                                                                         1997                1996
                                                                    -------------        -----------
CURRENT ASSETS
 Cash                                                                   $  61,488         $  240,145
Receivables
 Trade accounts-net                                                     1,511,895          1,125,750
 Employee advances                                                            -                  -
 Related parties (Note 12)                                                 84,543            145,419
 Inventory (Note 2)                                                     1,407,947          1,256,440
 Prepaid expenses                                                         149,716            133,997
 Prepaid Income Tax                                                        46,160             46,160
 Trade Show Deposits                                                        9,117             15,617
 Unamortized debt issue costs                                                 651              3,906
                                                                        ---------         ----------
                     TOTAL CURRENT ASSETS                               3,271,517          2,967,434

PROPERTY AND EQUIPMENT (Note 3)                                         4,651,027          4,673,999

OTHER ASSETS
 Deposits                                                                  52,645             22,355
 Deferred tax asset                                                        69,960             69,960
 Note receivable-related party (Note 12)                                  150,000            150,000
 License, patents and agreements (Note 4)                                 316,026            332,092
                                                                       ----------        -----------
                      TOTAL OTHER ASSETS                                  588,631            574,407
                                                                      -----------        -----------

                      TOTAL ASSETS                                    $ 8,511,175        $ 8,215,840
                                                                      -----------        -----------
                                                                      -----------        -----------

The accompanying notes are an integral part of these financial statements.

                          DYNATEC INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      March 31, 1997 and December 31, 1996

                                                                                           Audited
                                                                                           Calendar
                                                                      Unaudited           Year-End
  LIABILITIES AND EQUITY                                               March 31          December 31
                                                                         1997               1996
                                                                    -------------        -----------
CURRENT LIABILITIES
 Short-term notes payable (Note 5)                                  $     850,507       $  1,222,722
 Current portion of long-term debt (Note 6)                             1,149,718            795,415
 Current portion of capital lease obligations  (Note 7)                    22,948             22,363
 Accounts payable                                                         925,326            523,668
 Accrued expenses                                                         426,827            489,552
 Accrued royalties - related parties (Note 12)                             42,066             34,688
 Income taxes - current                                                       600                500
                                                                         --------           --------
              TOTAL CURRENT LIABILITIES                                 3,417,992          3,088,908

LONG-TERM LIABILITIES
 Long-term debt (Note 6)                                                2,378,560          2,393,052
 Capital lease obligations (Note 7)                                        68,803             76,196
 Deferred income taxes                                                     13,402             13,402
                                                                       ----------         ----------
              TOTAL LIABILITIES                                         5,878,757          5,571,558

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value (Note 10)
 Authorized  100,000,000 shares
 Issued      2,224,104 shares at March 31, 1997
             1,974,104 shares at December 31, 1996                         22,241             19,741
 Additional paid-in capital                                             4,093,199          3,595,699
 Retained earnings                                                     (1,483,022)          (971,158)
                                                                   ---------------     --------------
              TOTAL STOCKHOLDERS' EQUITY                                2,632,418          2,644,282
                                                                     -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 8,511,175        $ 8,215,840
                                                                     -------------       ------------
                                                                     -------------       ------------

                          DYNATEC INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Month Periods Ended
                             March 31, 1997 and 1996

                                                                    Three Months         Three Months
                                                                    Ended March 31       Ended March 31
                                                                         1997                 1996
                                                                    --------------       --------------
SALES                                                                  $ 2,554,618          $ 2,164,791
COST OF SALES (Schedule 1)                                               1,779,783            1,335,753
                                                                       -----------          -----------

GROSS PROFIT                                                               774,835              829,038

OPERATING EXPENSES
 Selling expenses (Schedule 2)                                             587,749              472,788
 Research & Development Expenses                                           136,154                8,754
 General & Administrative (Schedule 2)                                     457,563              375,591
                                                                       -----------          -----------
             TOTAL EXPENSES                                              1,181,466              857,133
                                                                       -----------          -----------

OPERATING INCOME/(LOSS)                                                  (406,631)             (28,095)
                                                                       -----------          -----------

OTHER INCOME/(EXPENSE)
 Interest Income                                                            3,982                 6,684
 Interest Expense                                                        (103,715)              (41,070)
 Consulting Income                                                            -                  16,667
 Loss from affiliate                                                          -                 (50,202)
 Bad Debts                                                                 (5,000)              (16,000)
                                                                       -----------          -----------
TOTAL OTHER INCOME/(EXPENSE)                                             (104,733)              (83,921)
                                                                      ------------          ------------

Income/(loss) from
Continuing Operations                                                    (511,364)             (112,016)

INCOME TAX EXPENSE
 Income tax expense
  (Note 8)                                                                    500                    300
                                                                     -------------          -------------
   NET INCOME/(LOSS)                                                 $   (511,864)          $   (112,316)
                                                                     -------------          -------------
                                                                     -------------          -------------

Earnings/ (loss) per share:
 Continuing Operations                                                       (.23)                  (.08)
                                                                     -------------           ------------
NET EARNINGS/
  (loss) PER SHARE                                                     $     (.23)            $     (.08)
                                                                     -------------           ------------
                                                                     -------------           ------------

The accompanying notes are an integral part of these financial statements.

                          DYNATEC INTERNATIONAL, INC.
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Three Month Periods Ended March 31, 1997 and 1996


                                                                  Three month period ending March 31, 1997
                                                                  ----------------------------------------
                                                         Total                       Additional
                                                        Shares         Common         Paid-In        Retained
                                                        Issued         Stock          Capital        Earnings
                                                       --------       -------       -----------    ------------
BALANCE DECEMBER 31, 1996                             1,974,104      $ 19,741      $  3,595,699     $ (971,158)

Shares issued pursuant to
 Regulation S Offshore
 Stock offering                                         250,000         2,500           497,500              -
Net Income (March 31, 1997)                                 -           -                -            (511,864)

                                                 --------------     ---------     -------------     ------------
                                                 --------------     ---------     -------------     ------------
BALANCE MARCH 31, 1997                                2,224,104     $  22,241      $  4,093,199     $(1,483,022)

                                                 --------------     ---------     -------------     ------------
                                                 --------------     ---------     -------------     ------------


                                                                  Three month period ending March 31, 1996
                                                                  ----------------------------------------

                                                         Total                       Additional
                                                        Shares         Common         Paid-In        Retained
                                                        Issued         Stock          Capital        Earnings
                                                       --------       -------       -----------     ----------
BALANCE DECEMBER 31, 1995                             1,411,829      $ 14,118      $ 2,694,532       $ 73,991


Shares issued for rights
 & non-compete                                            3,153            32            6,631       (112,319)

Net Income (March 31, 1996)                                -              -                -              -
                                                      ---------      --------      -----------       --------
                                                      ---------      --------      -----------       --------

BALANCE MARCH 31, 1996                                1,414,982      $ 14,150      $ 2,701,163       $ (38,328)
                                                   ------------     ----------    -------------     -----------
                                                   ------------     ----------    -------------     -----------

The accompanying notes are an integral part of these financial statements

                          DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For The Three Month Periods Ended March 31, 1997 and 1996

                      RECONCILIATION OF NET INCOME TO NET
                     CASH PROVIDED BY OPERATING ACTIVITIES


                                                March 31              March 31
                                                  1997                  1996
                                               -----------          ------------

Net Income (loss)                                 (511,864)         $  (112,316)
Adjustments to reconcile
 net (loss) to net cash
 provided by operating
 activities:
  Depreciation                                     110,670               69,709
  Amortization                                      16,067               25,442
  Provisions for losses
   on accounts receivable                          (14,577)              (3,899)
  Change in assets & liabilities:
    Decrease (increase) in
     accounts receivable                          (371,568)             274,153
    Decrease (increase) in
     Employee advances                                 -                  1,105
    Decrease (increase) in
     inventory                                    (151,507)             (30,282)
    Decrease (increase) in
     prepaids                                      (15,719)              33,750
    Decrease (increase) in
     trade show deposits                             6,500                  -
    Decrease (increase) in
     deposits                                      (30,290)             (11,283)
    Decrease (increase) in
     debt issue costs                                3,255                2,344
    Decrease (increase) in
     other assets                                      -                 (5,534)
    Increase (decrease) in
     royalties payable-
     related                                         7,378               24,260
    Increase (decrease) in
     accounts payable                              401,658              (54,306)
    Increase (decrease) in
     accrued expenses                              (62,725)             (95,058)
    Increase (decrease) in
     income tax payable                                100              (17,950)

     TOTAL ADJUSTMENTS                         $  (100,758)          $  212,451
                                               ------------          ----------

NET CASH PROVIDED
    (USED) BY OPERATING
    ACTIVITIES                                 $  (612,622)          $  100,135
                                               ------------          ----------
                                               ------------          ----------

The accompanying notes are an integral part of these financial statements.

                          DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For The Three Month Periods Ended March 31, 1997 and 1996


                                                March 31              March 31
                                                  1997                  1996
                                               -----------          ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Received from related parties                    60,876                13,121
  Stock issuance for rights
    and non-compete                                   -                   6,664
  Issuance of stock pursuant
    to Regulation S offering                      500,000                   -
  Capital expenditures                            (87,699)              (28,852)
  Minority Interest in affiliate                      -                  50,202
  Construction in Progress                            -                (373,197)
  Advances to affiliate                               -                (149,352)
                                              ------------         -------------
NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES                          473,177              (481,414)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net borrowings (payments)
   under line of credit
   agreements                                    (372,215)              100,000
  Net (payments) borrowings
   under capital lease
   obligations                                     (6,808)               (4,712)
  Net (payments) borrowings
   on long-term debt                              339,811                 4,111
  Net short-term (payments)
   borrowings                                        -                      -
  Net borrowings (payments)
   on construction obligations                       -                  300,697
                                                  --------           ----------
NET CASH (USED) BY
FINANCING ACTIVITIES                              (39,212)              400,096

NET INCREASE (DECREASE)
   IN CASH                                        (178,657)              18,817
  CASH AT BEGINNING OF
   PERIOD                                          240,145              318,923

  CASH AT END OF PERIOD                         $   61,488          $   337,740
                                                ----------          -----------
                                                ----------          -----------

CASH PAID FOR:
   Interest                                         93,587               40,059
   Income taxes                                        400               18,250

NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Issuance of stock for rights
     and non-compete agreement                         -                  6,664
   Issuance of stock for capital                   500,000                  -
   Acquisition of property and
     equipment by accounts payable                  87,699               28,852

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996



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

               Softalk Communications, Inc. was incorporated in the State of Utah on December 23, 1996 and is engaged in research and development of a telephone headset product. Through March 31, 1997, this subsidiary has incurred $89,898 of expenditures with respect to this product which have been reflected as research and development expenses in the accompanying consolidated financial statements. The product is not yet in production and, accordingly, no related sales have occurred. Softalk, Inc., has also been involved in research and development on various products. The total spent on such research and development was $46,256.

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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996


NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               CHANGE OF REPORTING PERIOD
               The Company elected to change its year-end from June 30 to December 31, first effective for the period ended December 31, 1995.

               The accompanying consolidated financial statements present the results of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 1997 and 1996.

               CASH AND CASH EQUIVALENTS
               For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

               ACCOUNTS RECEIVABLE
               Accounts receivable are reflected net of allowance for doubtful accounts in the accompanying consolidated financial statements. These amounts were determined to be $14,423 and $29,000 at March 31, 1997 and December 31, 1996 respectively.

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

                   DYNATEC INTERNATIONAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996


NOTE 1  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                   DYNATEC INTERNATIONAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996


NOTE 1  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               The Company places its temporary cash investments with high quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. At December 31, 1996, the Company had bank deposits in excess of federally insured limits.

               ESTIMATES
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts o assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2  -      INVENTORY
               Inventory as of March 31, 1997 and December 31, 1996 is summarized as follows:

                                         March 31           December 31
                                           1997                1996
                                        ----------          -----------
               Raw                     $  771,822           $   583,138
               Finished                   636,125               673,302
                                       -----------          -----------

                                       $1,407,947           $ 1,256,440
                                       -----------          -----------
                                       -----------          -----------

               Dynatec inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) method.

               The current cost of inventories exceeded the carrying amount by approximately $2,000 at March 31, 1997.

                          DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996


NOTE 3 -       PROPERTY AND EQUIPMENT
               Property and equipment as of March 31, 1997 and December 31, 1996 are detailed in the following summary:

                                         March 31         December 31
                                        ----------        -----------
                                           1997              1996
                                        ----------        -----------
     Equipment                         $ 3,012,189       $  2,977,130
     Office equipment & furniture          310,582            301,114
     Signs & Show booths                    21,901             17,198
     Vehicles                               65,588             65,588
     Capital leases                         82,357             91,857
     Land                                  626,153            626,153
     Building & Improvements             2,214,144          2,214,144
                                        ----------        -----------
                                        $6,332,914       $ 6,293,184

     Less Accumulated Depreciation      (1,681,887)       (1,619,185)
                                      -------------      ------------
     Net Property & Equipment         $  4,651,027      $  4,673,999
                                      -------------     ------------
                                      -------------     ------------

          Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation for the three months ended March 31, 1997 amounted to $110,670 ($ 69,709 for March 31, 1996).

          Rental expense charged to operations for the three month periods ending March 31, 1997 and 1996 is summarized below:

                                          03-31-97          03-31-96
                                          --------          --------

          Gross rental expense           $ 19,901           $ 35,165

NOTE 4  -      LICENSE, PATENTS AND AGREEMENTS
               These agreements represent amounts paid for the rights to manufacture, produce, sell and market various products. In March
               1995, the Company purchased the rights and customer list for the doorstop product line from All R Prodx, Inc. for $100,000. In addition, a five year non-competition agreement was entered into with All R Prodx, Inc. and its shareholder for $150,000. The majority of said costs are associated with agreements for the telephone accessory lines. Such costs are amortized on the straight-line method in amounts sufficient to write off the costs over their estimated economic lives. Most of these rights are non-exclusive. Amortization for the three months ended March 31, 1997 amounted to $16,067 ($25,442 for 1996).

                          DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996


NOTE 5  -      SHORT-TERM NOTES PAYABLE
               Short-term notes payable as of March 31, 1997 and December 31,
               1996, are detailed in the following summary:

               The short-term note payable consists of a revolving line-of-credit with a bank up to $1,500,000 bearing interest at a rate 1.0% over prime, with interest payable monthly. The note is secured by accounts receivable, inventory and equipment and is personally guaranteed by the chief executive officer of the Company who is also a director. The note is due April 30, 1997. As of March 31, 1997 and December 31, 1996, the outstanding balance of this revolving line-of-credit note payable was $850,507 and $1,222,722 respectively.

               Under the terms of the aforementioned bank line-of-credit, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At March 31, 1997 the Company had a ratio of current assets to current liabilities of .96 to 1 which is not in compliance with the provisions requiring a ration of no less than
               1.5 to 1.

               Pertinent data regarding aggregate short-term borrowings as of March 31, 1997 and December 31, 1996 is as follows:

                                                                      March 31
                                                                        1997              1996
                                                                     ----------        ----------
               Maximum outstanding                                  $ 1,176,976       $ 1,453,340
               Average outstanding                                      985,019         1,038,877
               Weighted average interest rate                             9.25%             9.27%


                          DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996

NOTE 6  -      LONG-TERM DEBT
               Long-term notes payable as of March 31, 1997 and December 31,
               1996, are detailed in the following summary:

                                                                      March 31        December 31
                                                                        1997             1996
                                                                     ----------      -------------
               Revolving line of credit up to $1,000,000
                payable to a bank, interest at prime
                plus 1.0% until April 30, 1997;
                secured by machinery & equipment
                amortized over 60 months.                              989,918             620,552
               Note payable to a company due in
                quarterly installments of $15,908
                with interest at 8.0%  due
                December 1996.                                             -                15,596
               Note payable to a company due in
                a lump sum of $25,000;
                due March 1997 or sooner
                based on product sales; interest at
                8% unsecured.                                           25,000              25,000
               Note payable to a company;
                due in annual installments of
                $79,560 plus interest at 7%
                beginning December 31, 1997;
                unsecured.                                             238,680             238,680
               Note payable to a financial
                institution; due in monthly
                installments of $455 for
                60 months through November
                2001 with interest at 8.92%;
                secured by a vehicle.                                   20,778              21,958
               Note payable to an unrelated company;
                due in monthly installments of
                $1,160 plus accrued interest for
                72 months through December 2002
                with interest at 7.9%; secured by
                machinery & equipment.                                  78,920              82,400


                          DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996

NOTE 6  - LONG-TERM DEBT (CONTINUED)

                                                                      March 31        December 31
                                                                        1997             1996
                                                                     ----------      -------------
          Note payable to a bank; due in
           monthly installments of $10,234 for
           300 months through November 2021
           with interest at 9.25%; secured by an
           office and warehouse building and
           related land and personal guarantees
           and real estate of the Company's CEO
           who is also a director.                                    1,191,044        1,194,602
          Note payable to the small business
           administration; due in monthly
           installments of $8,541 for 240 months
           with interest at 7.31% through August
           2016; secured by an office and warehouse
           building, land and personal guarantees
           of the Company's CEO who is also
           a director.                                                  983,938          989,679

          Total long-term debt                                        3,528,278        3,188,467
          Less: current portion                                      (1,149,718)        (795,415)
                                                                   -------------      -----------

          Total long-term debt excluding
           current portion                                        $   2,378,560     $   2,393,052
                                                                  -------------     -------------
                                                                  -------------     -------------

           Aggregate maturities are as follows:

          Year ending March 31, 1998                            $357,800
                                1999                             336,273
                                2000                             337,803
                                2001                             264,875
                                2002                             267,095
                                Later                          1,964,432
                                                              ----------

          Total long-term debt                               $ 3,528,278
                                                             -----------
                                                             -----------

                          DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996


NOTE 7  -      LEASES
               All non-cancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards
               Board Statement No. 13, "Accounting for Leases".

               The following analysis represents property under capital lease at March 31, 1997 and December 31, 1996.

                                                                      March 31        December 31
                                                                        1997              1996
                                                                      ---------       -----------
               Equipment                                               $ 82,357         $ 91,857
               Less:  Accumulated depreciation                           (8,687)          (5,211)
                                                                     -----------       ----------
               Net property under capital lease                       $  73,670        $  86,646
                                                                      ---------        ---------
                                                                      ---------        ---------

               At March 31, 1997, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                      Capital         Operating
                                                                      Leases            Leases
                                                                   ------------     ------------


               Year Ended March 31:
                      1998                                             30,477             29,561
                      1999                                             30,477             10,330
                      2000                                             22,549              2,287
                      2001                                             14,918                -
                      2002                                              6,216
               Later years                                                -                  -
                                                                   ------------     ------------
               Total minimum lease payments                        $  104,637         $   42,178
                                                                                      ----------
                                                                                      ----------
               Less:  Interest                                        (12,886)
                                                                   -----------
               Present value of net minimum
                lease payments                                      $  91,751
               Less:  Current portion                                 (22,948)
                                                                   -----------
               Capital lease obligations
               payable long-term                                   $   68,803
                                                                   -----------
                                                                   -----------


                           DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996


NOTE 8  -      INCOME TAX EXPENSE
               The provisions for taxes on earnings from continuing operations consisted of the following:

                                                              03-31-97        03-31-96
                                                              --------        --------
               Current
                 Federal                                      $   -           $   -
                 State                                             500             300
                                                              --------        --------
                                                                   500             300
                                                              --------        --------
                                                              --------        --------


NOTE 9 -       MAJOR CUSTOMERS
               Sales to major customers for the three months ended March 31, 1997 are summarized as follows:

                                                              Percent of
                                              Sales          Company Wide
               Customer                       Dollars          Revenues
               --------                       -------          --------

               United Stationers              316,287             12%


NOTE 10 -      COMMON STOCK
               During the first quarter of calendar year 1997, the Company approved a regulation S offering of its company stock. The stock was made available to foreign off-shore investors at $2.00 per share. During the first quarter the Company sold 250,000 shares at $2.00 per share.

NOTE 11 -      STOCK OPTION PLAN
               In 1996 and 1992, the Company stockholders approved Incentive
               Stock Options Plans for the benefit of the officers and employees of the Company and its subsidiaries. Options to issue a total of 117,000 shares of the Company's common stock were authorized, granted and exercised pursuant to these plans prior to December
               31, 1995 at prices ranging from $1.00 to $1.38 per share, taking into account all reverse and forward splits of the Company's common stock. In November 1996, the stockholders of the Company approved an additional Incentive Stock Option Plan for the benefit of the officers and employees of the Company and its subsidiaries.

               The November 12, 1996 plan authorizes the officers and directors of the Company to grant for a period of up to 10 years, options to issue 300,000 shares of the Company's common stock, taking into consideration the 1 1/2 for 1 stock split, at a price equal to market value as of the date the option is granted. Options granted are for five years and are exercisable upon issuance. As of December 31, 1996, 104,000 options have been granted pursuant to this plan.

                           DYNATEC INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996


NOTE 12 -      RELATED PARTY TRANSACTIONS
               The Company's subsidiary, Softalk, Inc. maintains a royalty agreement for patent and trade-mark rights on telephone accessories from WAC Research, a Utah corporation. Don Wood, CEO and director of the Company is the beneficial owner of one-half of WAC Research. Prepaid royalties owed to the Company amounted to $55,882 at March 31, 1997.

               During the first three months of calendar year 1995 the Company paid the personal credit card bills for a member of the Board of Directors. The amount is generally paid back to the Company the next month. At March 31, 1997 the amount owed to the company was $1,386.

               During 1995, the Company sold all rights and interest in various products to WAC Research for $150,000 in the form of a demand note bearing 8% interest. The entire balance of the note along with accrued interest of $1,967 remains outstanding at March 31, 1997.

               As part of the transaction, inventory was sold at cost for $38,441 at June 30, 1995. The outstanding receivable due from WAC Research at March 31, 1997 is $5,570.

               During the first quarter of 1997, Mr. Wood voluntarily and retroactively reduced his annual compensation by $100,000. The receivable due at March 31, 1997 was $19,737.

NOTE 13 -      CONTINGENCIES
               The Company known as P.I.E. Nationwide, Inc. filed a Chapter 7 bankruptcy petition prior to June 1992. On June 19, 1992 the trustee of the estate of Olympia Holding Corporation formerly known as P.I.E. Nationwide, Inc. filed suit in the United States
               Bankruptcy Court Middle District of Florida, Jacksonville
               Division against the Company.  The plaintiff claims that P.I.E.
               improperly undercharged the Company for freight and therefore, claims the Company owes P.I.E. approximately $4,500. The Company is representing itself and expects to prevail.

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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                             SUPPLEMENTAL SCHEDULES
               For the Three Months Ended March 31, 1997 and 1996

                                                                      Schedule 1

                      UNAUDITED CONSOLIDATED COST OF SALES

                                                                      March 31        March 31
                                                                        1997            1996
                                                                      --------        --------
                                                                     (3 months)      (3 months)
COST OF GOODS MANUFACTURED

     Beginning inventory - raw materials                            $  583,138       $  390,490
     Raw materials purchased                                         1,252,467          884,820
     Freight                                                            65,098           61,207
     Depreciation                                                       87,013           47,069
     Labor                                                             266,233          137,825
     Repairs and maintenance                                             4,565            6,994
     Miscellaneous direct                                               25,295           15,597
     Engineering, other                                                 28,984               -
     Less: ending inventory - raw materials                           (771,822)        (379,950)
                                                                      ---------        ---------

        TOTAL COST OF GOODS MANUFACTURED                             1,540,971        1,164,052
                                                                     ---------        ---------
                                                                     ---------        ---------

COST OF FINISHED GOODS

     Beginning inventory -finished goods                               673,302          866,690
     Purchases                                                         115,628          130,313
     Amortization                                                       15,942           25,317
     Less: ending inventory - finished goods                          (636,125)        (907,512)
                                                                      ---------        ---------

        TOTAL COST OF FINISHED GOODS                                   168,747           114,808
                                                                       -------           -------

ROYALTIES                                                               70,065            56,893
                                                                       -------           -------

        TOTAL COST OF SALES                                        $ 1,779,783        $ 1,335,753
                                                                   -----------        -----------
                                                                   -----------        -----------


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULES
               For the Three Months Ended March 31, 1997 and 1996


                     UNAUDITED CONSOLIDATED SELLING EXPENSES

                                                                      Schedule 2

                                         March 31            March 31
                                           1997                1996
                                         --------            --------
                                        (3 Months)          (3 Months)

Advertising                               $ 87,543            $ 34,895
Commissions                                126,128             133,394
Depreciation - selling                       4,590              12,230
Freight                                    102,521              89,236
Miscellaneous                                4,565               1,208
Promotions & Literature                     61,868              41,384
Salaries - sales                           126,947             115,145
Travel and entertainment                    73,587              45,296
                                         ---------           ---------

   TOTAL SELLING EXPENSES                $ 587,749           $ 472,788
                                         ---------           ---------
                                         ---------           ---------

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULES
               For the Three Months Ended March 31, 1997 and 1996


           UNAUDITED CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES

                                                                      Schedule 3

                                         March 31              March 31
                                           1997                  1996
                                         --------              --------
                                        (3 months)            (3 months)
Amortization                               $   125               $ 125
Automobile                                      75                  -
Bank Charges                                 4,128               1,951
Consulting                                  12,690                  -
Corporate expense                           63,767              46,376
Depreciation - office                       19,067              10,410
Dues and subscriptions                       1,366                 225
Insurance                                   68,097              46,782
Janitorial                                   1,778               1,227
Legal and accounting                        32,776              35,308
Miscellaneous                                2,201               4,308
Office expense                              34,735              17,085
Payroll taxes                               53,459              45,156
Rent                                        19,901              35,165
Repairs and maintenance                      2,455               2,897
Salaries - office                           97,359             100,291
Taxes                                        8,390               2,902
Telephone                                   22,069              12,614
Utilities                                   13,125              12,769
                                         ---------            --------

   TOTAL GENERAL AND
     ADMINISTRATIVE EXPENSES            $  457,563          $  375,591
                                        ----------          ----------
                                        ----------          ----------