Form 10KSB/A
period 1996-12-31
DYNATEC INTERNATIONAL INC
filed 1997-05-28
CIK 752208

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB AMENDED

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

     As of March 31, 1997 Registrant had outstanding 2,224,104 shares of Common Stock.

     Transitional Small Business Disclosure Format.  Yes    No X
                                                        ---   ---

                                TABLE OF CONTENTS

                                     PART I

                                                                      PAGE
                                                                      ----
ITEM 1    BUSINESS...................................................   1

1.1  General Description of Business,
     Marketing and Market Segment Information
1.2  Subsidiaries
1.3  Raw Materials and Suppliers
1.4  Trademarks and Patents
1.5  Seasonal Nature of Products
1.6  Inventory Load and Backlog Orders
1.7  Major Customers
1.8  Competitive Conditions in the Market
1.9  Environmental Regulation
1.10 Number of Persons Employed

ITEM 2    PROPERTIES.................................................   5

ITEM 3    LEGAL PROCEEDINGS..........................................   6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS...................................................   6

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS............................   6

ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATIONS.....................................   7

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.................   9

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.......................  11

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS,
          PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE
          ACT......................................................   11

ITEM 10   EXECUTIVE COMPENSATION...................................   13

ITEM 11   SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.........................   15

ITEM 12   CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS.....................................   17

                                     PART IV

ITEM 13   EXHIBITS, FINANCIAL STATEMENTS AND
          SCHEDULES AND REPORTS
          ON FORM 8-K..............................................   18

              (a)   Consolidated financial statements, financial
                     schedules, and supplemental information
              (b)   Reports on Form 8-K
              (c)   Exhibits Index

              SIGNATURES...........................................   19

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

HARDWARE/HOUSEWARES PRODUCTS.

     For the calendar year ended December 31, 1996, the hardware/housewares products of the Company accounted for 30.3% of the revenues of the Company. In the six month transitional period ended December 31, 1995, and the fiscal year 1995 this segment accounted for 27% and 26.4% respectively, of the revenues of the Company. The hardware products currently being sold by the Company include the "Expand-A-Shelf", "Mini Expand-A-Shelf", "Mega Expand-A-Shelf", "Expandable Book Shelf", "Sofstop", "Cover-Up", " Hide It", "Sofstop II", "The Wedge", "Super Wedge" , "Medicine Cabinet Organizer", "Drawer Organizer", and "Freedom Hanger."

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

     The name of the subsidiary, the date of organization, date of acquisition by the Company, and percentage owned by the Company are set out in chart form below.
                                                   Date           Percentage
                                                   Acquired       Shares
Name                                Date           By             held
Subsidiary                          Organized      Company        by Company
-------------------------------------------------------------------------------
(1) Softalk, Inc.                    7/15/82        4/18/83        100%
(2) Arnco Marketing, LTD             7/22/86        9/30/91        100%
(3) Nordic Technologies, Inc.       10/25/96       10/25/96        100%
(4) SofTalk Communications, Inc.    12/23/96       12/23/96        100%
-------------------------------------------------------------------------------
     (1) Engaged in the manufacturing and distribution of the products of the Company.

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

--------------------------------------------------------------------------------
TRADEMARKS
                                                           Year of
                                                           Trademark
                                           Trademark       Expiration
Product                  Country         Granted/Filed     or Renewal
--------------------------------------------------------------------------------
(a)  Softalk             U.S.A.             8/10/90        Each 20 Years

                         Canada             2/05/81        Each 15 Years

(b)  Mini-Softalk        U.S.A.             8/10/90        Each 20 Years

(c)  Flashlights         U.S.A.             12/18/96       Each 20 years
                                            8/19/96
--------------------------------------------------------------------------------
PATENTS
                                                           Year of
                                                           Patent
                                            Patent         Expiration
Product                  Country          Granted/Filed    or Renewal
--------------------------------------------------------------------------------
(a)  Universal Softalk   U.S.A.             5/07/93        2007

(b)  Softalk II          U.S.A.             5/02/90        2004

(c) Flashlights          U.S.A.             7/24/96        ----
                                            11/14/89       1997
                                            6/27/89        2000
                                            5/7/91         1998
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

                                                   Transition
                                     Year Ended    Period              Fiscal Year Ended
                                     12/31/96      Ended 12/31/95      1995         1994        1993
                                     -----------   --------------    ---------   ---------   ---------
Revenues
 Telephone accessories               6,330,000     3,278,000         5,495,000   5,659,000   5,763,000
  Hardware Products                  2,973,000     1,415,000         2,375,000   2,100,000   1,673,000
  Batteries                             45,000       524,000         1,032,000   1,187,000           -
  Other                                460,000        14,000            78,000      75,000      98,000
                                    ----------     ---------         ---------   ---------   ---------
   Total Revenues                    9,808,000     5,231,000         8,980,000   9,021,000   7,534,000
Income (loss) from continuing
  operations before taxes             (557,000)      110,000           (28,000)    346,000     511,000
Income tax expense (benefit)            (5,000)       46,000            33,000      55,000       3,000
Income (loss) from continuing
  operations                          (552,000)       64,000             5,000     291,000     508,000
Extraordinary Items                   (493,000)            -                 -           -           -
Net Income (loss)                   (1,045,000)       64,000             5,000     291,000     508,000
Total assets                         8,216,000     6,070,000         4,844,000   4,279,000   3,598,000
Stockholder's equity                 2,664,000     2,783,000         2,698,000   2,678,000   2,008,000
Long term debt                       2,483,000       969,000           444,000     419,000     560,000
Shares outstanding                   1,974,000     1,412,000         1,403,000   1,311,000   1,151,000

Earnings (loss) per share (1):
 Continuing operations                    (.28)          .05               .00         .22         .44
 Extraordinary items                      (.25)            -                 -           -           -
                                    ----------     ---------         ---------   ---------   ---------
Net Earnings (loss) per share             (.53)          .05               .00         .22         .44
                                    ----------     ---------         ---------   ---------   ---------
                                    ----------     ---------         ---------   ---------   ---------

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

Name and Office                         Principal Occupation During
Held in the                             the past Five Years and Other
Corporation                   Age       Directorships
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
      (a)            (b)      (c)       (d)       (e)        (f)           (g)           (h)        (i)
                                                  Other
                     Year                         Annual     Restricted    (3)                      All other
                     Ended               (2)      Compen-    Stock         Options/      LTIP       Compen-
Name and             Decem.   Salary    Bonus     sation     Award(s)      SARs          Payouts    sation
Principal Position   31        ($)       ($)      ($) (1)    ($)           (#)           ($)        ($)
-------------------------------------------------------------------------------------------------------------
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

                      Option/SAR Grants in Last Fiscal Year
                                 Individual Grants

-------------------------------------------------------------------------------
    (a)             (b)              (c)                (d)             (e)
                               Percent of Total
                               Options/SARs
                 Options/      Granted to
                 SARs          Employees in       Exercise or Base   Expiration
  Name           Granted (#)   Fiscal Year        Price ($/Sh)         Date
Donald M. Wood      9,000          8.7                $ 2.75          11/12/06
F. Randy Jack       8,000          7.7                  2.50          11/12/06
David J. White      7,000          6.7                  2.50          11/12/06
-------------------------------------------------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The only persons known by the Board of Directors to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock of the Company, as of April 10, 1997 are indicated in the following table:

                                 Amount and         Percent
                                 Nature of          of Class
Name and Address of              Beneficial         as of
Beneficial Owner                 Ownership          4/11/97
----------------                 ---------          -------

Ditta LLC                        158,831 (1)          7.1%
1819 E. Southern Avenue
Mesa, AZ 85204

Chegamos Inc.                    215,000 (2)          9.7%
1 East 1st Street
Reno, NV 89501

Donald M. Wood                   256,894 (3)         11.6%
3078 American Saddler Drive
Park City, UT 84060

Cornerstone Capital Group LLC    245,000             11.0%
810 Boston Building
9 Exchange Place
Salt Lake City, UT 84111

Muito Bem, LTD                   171,525 (4)          7.7%
3078 American Saddler Drive
Park City, UT 84060

Boa Sorte Limited Partnership    171,525 (5)          7.7%
1819 East Southern Avenue
Mesa, AZ 85204

-------------------------
     The above table reflects the actual Beneficial Ownership as of April 11, 1997. It does not take into account shares available under the incentive stock option plans. A total of 2,224,104 shares were outstanding at April 11, 1997.

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

During 1996, the board of directors authorized the granting of non-qualified stock options which are tied to the profitability of the Company and based upon minimum years of employment. A total of 840,000 shares at a strike price of $2.00 per share were authorized. Employment must continue through the year 2001 and the company must be profitable three out of four years commencing January 1, 1998.

The board of directors also authorized 537,500 shares to Muito Bem Ltd. At $2.00 per share in consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts.

In addition, WAC Research, Inc. is authorized to receive 200,000 shares at a strike price of $2.00 per share for past forgiveness and the reduction of royalties as well as the assumption of Company travel liabilities and the purchasing of questionable assets from the Company as a financial assistance to the Company.


                        SECURITY OWNERSHIP OF MANAGEMENT

                               Amount of Nature of
                               Beneficial Ownership
                               of Common Stock by
                               Management as of
                                 April 11, 1997
                                 --------------
                                                               Percent
                                                               of class
                                                               --------

Donald M. Wood                     428,419 (1) (3)              19.3%

Fredrick R. Jack                    24,009                       1.1%

David J. White                      21,000                       1.0%

Reed D. Newbold                      3,300                        (2)

All directors and
officers as a
group (5 persons)                  476,728                      21.4%

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

During 1996, the Board of Directors authorized the granting of options to buy 1,577,500 shares of stock at a strike price of $2.00 to various employees, management and related entities of the Company. Such issuances are more fully described under Item 11, Security ownership of certain beneficial owners and management in this Form 10KSB.

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

          Exhibit 27-SDS.

                               S I G N A T U R E S

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGISTRANT

                                       DYNATEC INTERNATIONAL, INC.,

Date: April 15, 1996                   By: /s/ DONALD M. WOOD
                                          ------------------------------------
                                          DONALD M. WOOD, Chairman and
                                          Chief Executive Officer

Date: April 15, 1996                   By: /s/ DAVID J. WHITE
                                          ------------------------------------
                                          DAVID J. WHITE, Vice-President
                                          Chief Financial & Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: April 15, 1996                   By: /s/ DONALD M. WOOD
                                          ------------------------------------
                                          DONALD M. WOOD, Director

Date: April 15, 1996                   By: /s/ FREDRICK R. JACK
                                          ------------------------------------
                                          FREDRICK R. JACK, Director

Date: April 15, 1996                   By: /s/ REED D. NEWBOLD
                                          ------------------------------------
                                          REED D. NEWBOLD, Director

Date: April 15, 1996                   By: /s/ DAVID J. WHITE
                                          ------------------------------------
                                          DAVID J. WHITE, Director

Date: April 15, 1996                   By: /s/ FREDERICK W. VOLCANSEK
                                          ------------------------------------
                                          FREDERICK W. VOLCANSEK, Director

                           DYNATEC INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                 C O N T E N T S

Independent Auditors' Report................................................   3

Consolidated Balance Sheets.................................................   4

Consolidated Statements of Operations.......................................   6

Consolidated Statements of Changes in Stockholders' Equity..................   7

Consolidated Statements of Cash Flows.......................................   8

Notes to Consolidated Financial Statements..................................  10

Supplementary Schedules -

  Consolidated Cost of Sales (Schedule 1)...................................  23

  Consolidated Selling Expenses (Schedule 2)................................  24

  Consolidated General and Administrative Expenses (Schedule 3).............  24

  Consolidated Periodic Financial Information (Unaudited) (Schedule 4)......  25

                                  [LETTERHEAD]

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


Jones, Jensen & Company

Jones, Jensen & Company
March 27, 1997

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                   December 31,
                                              -----------------------
                                                 1996         1995
                                              ----------   ----------
CURRENT ASSETS

  Cash                                        $  240,145   $  318,923
  Trade accounts receivable, net               1,125,750    1,318,792
  Employee advances                                 -           3,838
  Receivables - related parties (Note 10)        145,419       83,781
  Inventory (Note 2)                           1,256,440    1,257,180
  Prepaids                                       133,997      213,228
  Prepaid income taxes                            46,160          -
  Unamortized debt issue costs                     3,906        8,594
  Trade show deposits                             15,617       15,793
                                              ----------   ----------
     Total Current Assets                      2,967,434    3,220,129
                                              ----------   ----------
PROPERTY AND EQUIPMENT, NET (Note 4)           4,673,999    2,123,671
                                              ----------   ----------
OTHER ASSETS

  Deposits                                        22,355       14,032
  Deferred tax assets (Note 8)                    69,960       57,181
  Note receivable - related party (Note 10)      150,000      150,000
  Prepaid royalties - related party (Note 10)        -         71,555
  Licenses and agreements, net (Note 3)          332,092      433,861
                                              ----------   ----------
     Total Other Assets                          574,407      726,629
                                              ----------   ----------
     TOTAL ASSETS                             $8,215,840   $6,070,429
                                              ----------   ----------
                                              ----------   ----------

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
COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 12)

STOCKHOLDERS' EQUITY

  Common stock, $.01 per value (Note 9) authorized
   100,000,000 shares; issued 1,974,104 and 1,411,829
   shares at December 31, 1996 and 1995, respectively       19,741       14,118
  Additional paid-in capital                             3,595,699    2,694,532
  Retained earnings (deficit)                             (971,158)      73,991
                                                        ----------   ----------
     Total Stockholders' Equity                          2,644,282    2,782,641
                                                        ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $8,215,840   $6,070,429
                                                        ----------   ----------
                                                        ----------   ----------

                   The accompanying notes are an integral part
                    of these consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1996,
                   THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                          THE YEAR ENDED JUNE 30, 1995

                                         December 31,    December 31,     June 30,
                                             1996            1995           1995
                                         ------------    ------------   -----------
                                         (12 months)      (6 months)    (12 months)
SALES                                     $ 9,808,314     $5,230,971    $8,979,939
COST OF SALES (Schedule 1)                  5,958,629      3,287,453     5,736,040
                                          -----------     ----------    ----------
     GROSS PROFIT ON SALES                  3,849,685      1,943,518     3,243,899
                                          -----------     ----------    ----------
OPERATING EXPENSES
  Selling expenses (Schedule 2)             2,207,285        961,302     1,881,630
  Research and development expenses           627,583          3,876        14,774
  General & administrative (Schedule 3)     1,564,663        768,519     1,410,098
                                          -----------     ----------    ----------
     TOTAL OPERATING EXPENSES               4,399,531      1,733,697     3,306,502
                                          -----------     ----------    ----------
     OPERATING INCOME (LOSS)                 (549,846)       209,821       (62,603)
                                          -----------     ----------    ----------
OTHER INCOME (EXPENSES)
  Interest income                              29,373         16,449         5,306
  Interest expense (Note 4)                  (269,292)       (75,204)     (123,426)
  Gain (loss) on disposal of assets            (3,826)             -        21,428
  Loss on impairment of assets                      -        (33,760)            -
  Bad debts                                   (23,000)        (7,000)      (18,500)
  Gain on sale of product rights                    -              -       150,000
                                          -----------     ----------    ----------
     NET OTHER INCOME (EXPENSES)             (266,745)       (99,515)       34,808
                                          -----------     ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                          (816,591)       110,306       (27,795)

INCOME TAX (EXPENSE) BENEFIT (NOTE 8)           7,562        (46,123)       32,427
                                          -----------     ----------    ----------
NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                          (809,029)        64,183         4,632

EXTRAORDINARY ITEM
  Purchase contract settlement (Note 13)     (236,120)             -             -
                                          -----------     ----------    ----------
     TOTAL EXTRAORDINARY ITEM                (236,120)             -             -
                                          -----------     ----------    ----------
NET INCOME (LOSS)                         $(1,045,149)    $   64,183    $    4,632
                                          -----------     ----------    ----------
                                          -----------     ----------    ----------
NET INCOME (LOSS) PER SHARE
  Income (loss) before extraordinary item $     (0.55)    $     0.05    $     0.01
  Extraordinary item                            (0.16)             -             -
                                          -----------     ----------    ----------
NET INCOME (LOSS)                         $     (0.71)    $     0.05    $     0.01
                                          -----------     ----------    ----------
                                          -----------     ----------    ----------

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

                                         Common Stock       Additional   Retained
                                      -------------------     Paid-In    Earnings
                                       Shares     Amount      Capital    (Deficit)
                                      ---------   -------   ----------  -----------
Balance, June 30, 1994                1,311,417   $13,114   $2,659,732  $     5,176

  Stock options exercised               117,000     1,170       (1,076)           -
  Shares relinquished                   (29,207)     (292)         292            -
  Shares issued for non-complete
   agreement                              3,158        32       15,591            -
  Net income June 30, 1995                    -         -            -        4,632
                                      ---------   -------   ----------  -----------

Balance, June 30, 1995                1,402,368    14,024    2,674,539        9,808
                                      ---------   -------   ----------  -----------

  Shares issued for non-complete
   agreement                              9,461        94       19,993            -
  Net income December 31, 1995                -         -            -       64,183
                                      ---------   -------   ----------  -----------

Balance, December 31, 1995            1,411,829    14,118    2,694,532       73,991
                                      ---------   -------   ----------  -----------

  Shares issued for non-complete
   agreement                             12,275       123       26,667            -
  Shares issued for acquisition
   of assets                            550,000     5,500      874,500            -
  Net loss December 31, 1996                  -         -            -   (1,045,149)
                                      ---------   -------   ----------  -----------

Balance, December 31, 1996            1,974,104   $19,741   $3,595,699  $  (971,158)
                                      ---------   -------   ----------  -----------
                                      ---------   -------   ----------  -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996,
                  THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                           THE YEAR ENDED JUNE 30, 1995

                                                 December 31,    December 31,     June 30,
                                                     1996            1995           1995
                                                 ------------    ------------   -----------
                                                 (12 months)      (6 months)    (12 months)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $(1,045,149)    $    64,183    $    4,632
  Adjustments to reconcile net income
   to cash provides by operating activities:
    Depreciation and amortization                    435,937         227,871       332,185
    (Gain) loss on sale of assets                      3,826               -       (21,428)
    Gain on sale of product rights                         -               -      (150,000)
    Loss on impairment of assets                           -          33,760             -
    Amortization of prepaid royalties -
     related party                                    15,673               -        54,932
    Amortization of debt issue costs                   8,594           3,281        14,313
    Bad debt expense                                  23,000           7,000        18,500
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable       170,042        (294,918)      182,768
    Decrease (increase) in employee advances           3,838          (3,838)        1,963
    Decrease (increase) in receivables - related
     parties                                          (5,756)        (13,370)        9,492
    Decrease (increase) in inventory                 189,769         165,297      (358,396)
    Decrease (increase) in prepaids                   79,231         (74,460)      (17,815)
    Decrease (increase) in prepaid income taxes      (46,160)         18,595       (18,595)
    Decrease (increase) in debt issuance costs        (3,906)         (9,375)       (7,500)
    Decrease (increase) in deposits                   (8,147)        (15,792)        1,252
    Decrease (increase) in deferred tax assets       (12,779)          3,331       (60,512)
    Increase (decrease) in accounts payable           66,382          15,383       211,767
    Increase (decrease) in accrued expenses          188,749          71,681        16,839
    Increase (decrease) in accrued royalties
     payable - related parties                        34,688          (4,679)      (40,177)
    Increase (decrease) in income taxes payable      (29,229)         29,729       (25,026)
    Increase (decrease) in deferred income taxes       2,157          (5,532)       16,777
                                                 -----------     -----------    ----------

          Cash Provided (Used) by
           Operating Activities                       70,760         218,147       165,971
                                                 -----------     -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                        53,620               -        15,560
  Payment on note receivable - related party               -               -       (43,500)
  Proceeds from note receivable - related party            -          43,500             -
  Proceeds from non-competition agreement                  -               -        12,500
  Expenditures for property and equipment         (2,144,649)     (1,317,448)     (379,782)
                                                 -----------     -----------    ----------

          Cash Provided (Used) by
           Investing Activities                  $(2,091,029)    $(1,273,948)   $ (395,222)
                                                 -----------     -----------    ----------
                                                 -----------     -----------    ----------

                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996,
                   THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                           THE YEAR ENDED JUNE 30, 1995

                                                 December 31,    December 31,     June 30,
                                                     1996            1995           1995
                                                 ------------    ------------   -----------
                                                 (12 months)      (6 months)    (12 months)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short and long-term debt and
   capital lease obligations                      $2,423,697      $1,220,118    $ 3,742,380
  Principal payments on short and long-
   term debt and capital lease obligations          (482,206)       (110,956)    (3,588,870)
  Proceeds from issuance of common stock                   -               -             94
                                                  ----------      ----------    -----------

          Cash Provided (Used) by
           Financing Activities                    1,941,491       1,109,162        153,604
                                                  ----------      ----------    -----------

NET INCREASE (DECREASE) IN CASH                      (78,778)         53,361        (75,647)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         318,923         265,562        341,209
                                                  ----------      ----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR            $  240,145      $  318,923     $  265,562
                                                  ----------      ----------    -----------
                                                  ----------      ----------    -----------

CASH PAID FOR:
  Interest                                        $  346,648      $   97,918     $   94,955
  Income taxes                                    $      500      $   46,123     $        -

NON-CASH FINANCING ACTIVITIES
  Issuance of common stock for acquisition
   of inventory                                   $  130,000      $        -     $        -
  Issuance of common stock for acquisition
   of net property and equipment                  $  750,000      $        -     $        -
  Issuance of common stock for non-compete
   agreement                                      $   26,790      $   20,087     $   15,623
  Acquisition of property and equipment
   financed by accounts payable                   $        -      $   17,445     $        -
  Purchase of inventory by issuance of
   long-term debt                                 $        -      $   15,460     $        -
  Sale of inventory through accounts
   receivable                                     $        -      $   38,441     $        -

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

         Pertinent data regarding aggregate short-term borrowings as of December 31, 1996 and 1995 is as follows:

                                               1996         1995
                                            ----------   ----------
         Maximum outstanding                $1,453,340   $1,103,340
         Average outstanding                 1,038,877      897,022
         Weighted average interest rate           9.27%       10.15%

NOTE 6 - LONG-TERM DEBT

         As of December 31, 1996 and 1995, long-term debt is summarized as follows:

                                                   1996         1995
                                                  ------      -------
         Note payable to a financing company
          due in monthly installments of $588
          through December 1997 with interest
          at 8.5%; secured by a vehicle.          $  -        $12,915
                                                  ------      -------
         Balance forward                          $  -        $12,915
                                                  ------      -------

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995

NOTE 6 - LONG-TERM DEBT (Continued)

                                                              1996        1995
                                                           ----------   --------
         Balance forward                                   $      -     $ 12,915

         Revolving line-of-credit up to
          $1,000,000 to a bank; advances
          to be amortized over a period of 60
          months due in monthly installments
          of principal plus interest at 1% over
          prime until April 30, 1997; secured
          by machinery and equipment.                         620,552    692,085

         Note payable to a company; due in
          quarterly installments of $15,908 through
          December 22, 1996 with interest at 8%;
          unsecured.                                           15,596     60,575

         Note payable to a company; due upon
          gross sales derived from the payee's
          key customer list or March 22, 1997,
          whichever is earlier, with interest at 8%;
          unsecured.                                           25,000     25,000

         Note payable to an individual; payable
          by quarterly issuance of common stock
          of the Company through December 22,
          1996; non-interest bearing; unsecured.                  -       26,790

         Note payable to a company; due in annual
          installments of $79,560 plus interest at 7%
          beginning December 31, 1997; unsecured.
          (See Note 13)                                       238,680        -

         Note payable to a financial institution;
          due in monthly installments of $455 for
          60 months through November 2001
          with interest at 8.92%; secured by a vehicle.        21,958        -

         Note payable to an unrelated company; due in
          monthly installments of $1,160 plus accrued
          interest for 72 months through December 2002
          with interest at 7.9%; secured by machinery
          and equipment.                                       82,400        -

         Note payable to a bank; due in monthly
          installments of $10,234 for 300 months through
          November 2021 with interest at 9.25%; secured
          by an office and warehouse building and related
          land and personal guarantees and real estate of
          the Company's chief executive officer who is
          also a director.                                  1,194,602        -
                                                           ----------   --------
         Balance forward                                   $2,198,788   $817,365
                                                           ----------   --------

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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995

NOTE 7 - LEASES

         All non-cancelable leases with an initial term greater than one year have been categorized as capital or operating leases.

         Property and equipment under capital leases as of December 31, 1996 and 1995, is summarized as follows:

                                                     1996          1995
                                                  ---------     ---------
         Property and equipment                   $  91,857     $ 148,405
          Less: Accumulated depreciation             (5,211)      (54,416)
                                                  ---------     ---------

         Net property and equipment under
          capital lease                           $  86,646     $  93,989
                                                  ---------     ---------
                                                  ---------     ---------

         At December 31, 1996, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                   Capital      Operating
                                                   Leases         Lease
                                                  ---------     ---------
         Year Ended December 31:
           1997                                   $  30,477     $  24,784
           1998                                      30,477             -
           1999                                      26,439             -
           2000                                      16,874             -
           2001                                      16,410             -
                                                  ---------     ---------

         Total minimum lease payments               120,677     $  24,784
                                                                ---------
                                                                ---------
         Less:  Interest                            (22,118)
                                                  ---------
         Present value of net minimum
          lease payments                             98,559
         Less:  Current portion                     (22,363)
                                                  ---------
         Capital lease obligations
          payable long-term                       $  76,196
                                                  ---------
                                                  ---------

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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995

NOTE 8 -  INCOME TAXES

          Income tax (expense) benefit for the periods ending December 1996 and 1995, and June 30, 1995 consisted of the following:

                                      December 31,   December 31,   June 30,
                                         1996           1995          1995
                                      ------------   ------------  -----------
                                      (12 months)     (6 months)   (12 months)
          Current
            Federal                     $     -        $(19,047)     $ (9,155)
            State                          (500)        (29,277)       (2,153)
                                        -------        --------       -------
                                           (500)        (48,324)      (11,308)

         Deferred
           Federal                       11,324           1,919        38,128
           State                            702             282         5,607
                                        -------        --------       -------
                                         10,622           2,201        43,735
                                        -------        --------       -------
         Income tax
          (expense) benefit             $10,122        $(46,123)      $32,427
                                        -------        --------       -------
                                        -------        --------       -------

         A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory federal income tax rates to income (loss) before income taxes for the periods ending December 31, 1996 and 1995, and June 30, 1995 is as follows:

                                        December 31,  December 31,    June 30,
                                            1996          1995          1995
                                        ------------  ------------  -----------
                                        (12 months)    (6 months)   (12 months)

         Federal income taxes            $     -       $(28,149)     $ 4,169
         State income taxes                 (500)        (7,455)       1,405
         Other, net                            -              -            -
         NOL carryforwards                     -              -            -
         Income tax audit adjustment           -        (24,475)           -
         Continuing operations             8,062        (11,755)      16,882
         Extraordinary item                2,560              -            -
         Deferred taxes                        -          2,201       43,735
                                         -------       --------      -------
         Net income tax (expense)
          benefit                        $10,122       $(46,123)     $32,427
                                         -------       --------      -------
                                         -------       --------      -------

         Deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                            1996          1995
                                          --------      --------
        Deferred tax asset                $ 69,960      $ 57,181
        Deferred tax liability             (13,402)      (11,245)
                                          --------      --------
        Net deferred taxes                $ 56,558      $ 45,936
                                          --------      --------
                                          --------      --------

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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1995

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

        During the fiscal year ended June 30, 1995, the Company sold product molds and all rights and interests in various products to the related entity for $193,500 in the form of demand notes bearing interest at 8%. As part of the transaction, inventory was sold at cost for $38,441.

        The Company pays various travel expenses for the related entity previously discussed.

        At December 31, 1996 and 1995, and June 30, 1995 the outstanding balance due from related parties to the Company were $295,419, $233,781 and $220,411, respectively.

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

        On November 12, 1996 plan authorizes the officers and directors of the Company to grant for a period of up to 10 years, options to issue 300,000 shares of the Company's common stock, taking into consideration the 1 1/2 for 1 stock split, at a price equal to market value as of the date the option is granted, unless the option is granted to a 10% or more shareholder, then the exercise prices are equal 100% of market value on the date the option is granted. Options granted are for five years and are exercisable upon issuance. As of December 31, 1996, 100,000 options at $2.50 per share have been granted pursuant to this plan. In January 1997, the Company approved the issuance of an additional 100,000 option shares at $2.50 per share.

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

        On April 7, 1997, the Company entered into a supplemental agreement wherein the Company agreed to repay the $238,680 in three equal installments, together with interest at 7%, beginning December 31, 1997. The agreement provides for payment to be made throughout the year based on Twisstop units sold. The payment would be applied first to interest, and then to unpaid principal. The Company indicated that the current obligation will be satisfied annually based upon past sales of this product. As a result of these subsequent payment arrangements, the obligation has been classified as long-term debt in the accompanying consolidated financial statements with the principal amount due by December 31, 1997, $79,560, reflected as due currently.

NOTE 14 - NON-QUALIFIED STOCK OPTIONS

        The board of directors of the Company authorized during December 1996 the granting of stock options (to certain employees) which are tied to the profitability of the Company and based upon minimum years of employment. A total of 840,000 shares at a strike price of $2.00 per share were authorized. Employment must continue through the year 2001 and the Company must be profitable three out of the four years commencing January 1, 1998.

        The board of directors also authorized the granting of stock options of 537,500 shares to Muito Bem (a related company) at $2.00 a share for consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts.

        In addition the board authorized an option to WAC Research, Inc. (a related company) to receive 200,000 shares at a strike price of $2.00 per share for past forgiveness and the reduction of royalties as well as the assumption of Company travel liabilities and the purchasing of questionable assets from the Company as a financial assistance to the Company.

NOTE 15 - SUBSEQUENT EVENTS

        In the first quarter of 1997 the board of directors approved the offering of a maximum of 500,000 shares of stock through a Regulation S offering at $2.00 per share.

                            SUPPLEMENTARY SCHEDULES

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY SCHEDULES
                    FOR THE YEAR ENDED DECEMBER 31, 1996,
                 THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
                        THE YEAR ENDED JUNE 30, 1995

                                                                    SCHEDULE 1

                        CONSOLIDATED COST OF SALES

                                         December 31, December 31,    June 30,
                                             1996         1995          1995
                                          ----------   ----------   -----------
                                          (12 months)  (6 months)   (12 months)

COST OF GOODS MANUFACTURED

  Beginning inventory - raw materials     $  390,490   $  329,795   $   228,371
  Raw materials purchased                  3,802,097    1,865,598     4,093,452
  Freight                                    206,538      123,509       212,630
  Depreciation                               229,543       92,921       154,262
  Labor                                      716,491      497,542       753,919
  Repairs and maintenance                     15,378       11,811        13,233
  Miscellaneous direct                        88,044       49,433        78,038
  Supplies                                     6,091          -           4,809
  Less: ending inventory - raw materials    (583,138)    (390,490)     (329,795)
                                          ----------   ----------   -----------
     TOTAL COST OF GOODS
      MANUFACTURED                         4,871,534    2,580,119     5,208,919
                                          ----------   ----------   -----------
COST OF FINISHED GOODS

  Beginning inventory - finished goods       866,690    1,092,682       858,691
  Purchases                                  508,939      263,586       389,142
  Amortization                               101,268       60,488       102,225
  Less: ending inventory - finished goods   (673,302)    (866,690)   (1,092,682)
                                          ----------   ----------   -----------
     TOTAL COST OF FINISHED
      GOODS                                  803,595      550,066       257,376
                                          ----------   ----------   -----------
ROYALTIES                                    283,500      157,268       269,745
                                          ----------   ----------   -----------
     TOTAL COST OF SALES                  $5,958,629   $3,287,453   $ 5,736,040
                                          ----------   ----------   -----------
                                          ----------   ----------   -----------

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

            PERIODIC CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                    SCHEDULE 4

                    1st Quarter      2nd Quarter   3rd Quarter   4th Quarter  Total Year
                       Ended            Ended         Ended         Ended       Ended
                      3-31-96          6-30-96       9-30-96      12-31-96     12-31-96
                    -----------      -----------   -----------   -----------  ----------
Total revenue       $2,164,791       $2,694,419    $2,605,008    $2,344,096   $9,808,314
Gross profit           829,038        1,114,252     1,074,326       832,069    3,849,685
Net income (loss)     (112,316)         201,565         5,418    (1,139,816)  (1,045,149)
Earnings per share       (0.08)            0.14          0.01         (0.78)       (0.71)
Market price
  - high                  5.75             4.13          4.00      (A) 3.00     (A) 3.00
  - low                   4.00             3.88          3.38      (A) 2.25     (A) 2.25


                                                   1st Quarter   2nd Quarter     Total
                                                      Ended         Ended      Six Months
                                                     9-30-95       12-31-95     12-31-95
                                                   -----------   -----------  ----------

Total revenues                                     $2,437,809    $2,793,162   $5,230,971
Gross profit                                          833,372     1,110,146    1,943,518
Net income (loss)                                      54,761         9,422       64,183
Earnings per share                                        .04           .01          .05
Market price
  - high                                                 7.75          6.50         7.75
  - low                                                  6.50          6.25         6.25


                    1st Quarter      2nd Quarter   3rd Quarter   4th Quarter  Total Year
                       Ended            Ended         Ended         Ended       Ended
                      9-30-94         12-31-94       3-31-95       6-30-95     6-30-95
                    -----------      -----------   -----------   -----------  ----------

Total revenues      $2,188,614       $2,688,036    $2,127,018    $1,976,271   $8,979,939
Gross profit           872,445        1,029,174       781,528       560,752    3,243,899
Net income (loss)       16,664            4,237       (89,525)       73,256        4,632
Earnings per share         .02              -            (.07)          .06          .01
Market price
  - high                  7.00             7.38          7.50          7.38         7.50
  - low                   6.25             6.75          7.00          7.00         6.25


The gross profit for each quarter for the year ended June 30, 1995 has been adjusted to reflect the reclassification of freight expenses for sales as a selling expense rather than cost of goods sold.

(A) The market prices for the quarter and year ended December 31, 1996 reflect the 1 1/2 for 1 stock split occurring during that quarter.