Form 10QSB/A
period 1997-03-31
DYNATEC INTERNATIONAL INC
filed 1997-05-28
CIK 752208

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-QSB AMENDED

              [X]  Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended:  March 31, 1997
                       Commission file number:  0-12806


                         DYNATEC INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    UTAH                                 87-0367267
       -------------------------------               -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

            1820 South 3594 West
             SALT LAKE CITY, UT                           84104
           ---------------------                        ----------
           (Address of principal                        (Zip Code)
             executive offices)

     Registrant's telephone number, including area code:  (801) 973-9500

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No
                          ---     ---

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

     The Company experienced a net loss of $511,864 in the first quarter of calendar year 1997. For the first quarter of the prior year the company experienced a net loss of $112,316. The decrease in profitability is largely due to the expenditure of significant research and development costs for a new line of wired and wireless headsets, a new telecommunications product, and the development of an overseas supplier of flashlight products. The Company has been a domestic producer of flashlights and operates a plant in Texas. Such operations have been unprofitable and the company is contemplating the closure of said plant and the moving of production overseas. Management believes that the research and development expenses incurred will result in a line of new products within the next six months. Profitability also declined as a result of plastics and labor increases. The Company has also had to involve itself in significant promotional work and travel in regards to the developmental product lines.

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

     At March 31, 1997, the stockholders' equity was $2,632,418. At December 31, 1996 the stockholders' equity was $2,644,282.

                        PART II-OTHER INFORMATION

ITEM 3.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibit List.
     Exhibit 27-SDS

(b)  Reports on Form 8-K.
     None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 15th day of May, 1997.



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

                  DYNATEC INTERNATIONAL, INC.

          UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 1997 and 1996

                             C O N T E N T S

                                                                       Page

UNAUDITED CONSOLIDATED BALANCE SHEETS                                    3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                          5

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY     6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                          7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                     9

UNAUDITED CONSOLIDATED COSTS OF SALES (SCHEDULE 1)                      20

UNAUDITED CONSOLIDATED SELLING EXPENSES (SCHEDULE 2)                    21

UNAUDITED CONSOLIDATED GENERAL & ADMINISTRATIVE EXPENSES (SCHEDULE 3)   22

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


                         DYNATEC INTERNATIONAL, INC.
                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                    March 31, 1997 and December 31, 1996

                                                              Audited
                                                             Calendar
                                              Unaudited      Year-End
                                               March 31     December 31
                                                 1997          1996
                                             -----------    -----------
                ASSETS

CURRENT ASSETS
  Cash                                       $    61,488    $   240,145
Receivables
  Trade accounts-net                           1,511,895      1,125,750
  Employee advances                                  -              -
  Related parties  (Note 12)                      84,543        145,419
  Inventory (Note 2)                           1,407,947      1,256,440
  Prepaid expenses                               149,716        133,997
  Prepaid Income Tax                              46,160         46,160
  Trade Show Deposits                              9,117         15,617
  Unamortized debt issue costs                       651          3,906
                                             -----------    -----------
          TOTAL CURRENT ASSETS                 3,271,517      2,967,434

PROPERTY AND EQUIPMENT (Note 3)                4,651,027      4,673,999

OTHER ASSETS
  Deposits                                        52,645         22,355
  Deferred tax asset                              69,960         69,960
  Note receivable-related party (Note 12)        150,000        150,000
  License, patents and agreements (Note 4)       316,026        332,092
                                             -----------    -----------
          TOTAL OTHER ASSETS                     588,631        574,407
                                             -----------    -----------
          TOTAL ASSETS                       $ 8,511,175    $ 8,215,840
                                             -----------    -----------
                                             -----------    -----------


The accompanying notes are an integral part of these financial statements.

                         DYNATEC INTERNATIONAL, INC.
                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                    March 31, 1997 and December 31, 1996

                                                                  Audited
                                                                 Calendar
                                                   Unaudited      Year-End
                                                    March 31     December 31
                                                       1997          1996
                                                   -----------   -----------
  LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Short-term notes payable (Note 5)                $   850,507   $ 1,222,722
  Current portion of long-term debt (Note 6)         1,149,718       795,415
  Current portion of capital lease
    obligations (Note 7)                                22,948        22,363
  Accounts payable                                     925,326       523,668
  Accrued expenses                                     426,827       489,552
  Accrued royalties - related parties (Note 12)         42,066        34,688
  Income taxes - current                                   600           500
                                                   -----------   -----------
          TOTAL CURRENT LIABILITIES                  3,417,992     3,088,908

LONG-TERM LIABILITIES
   Long-term debt (Note 6)                           2,378,560     2,393,052
   Capital lease obligations (Note 7)                   68,803        76,196
   Deferred income taxes                                13,402        13,402
                                                   -----------   -----------
          TOTAL LIABILITIES                          5,878,757     5,571,558

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value (Note 10)
    Authorized  100,000,000 shares
    Issued  2,224,104 shares at March 31, 1997
            1,974,104 shares at December 31, 1996       22,241        19,741
  Additional paid-in capital                         4,093,199     3,595,699
  Retained earnings                                 (1,483,022)     (971,158)
                                                   -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY                 2,632,418     2,644,282
                                                   -----------   -----------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 8,511,175   $ 8,215,840
                                                   -----------   -----------
                                                   -----------   -----------

                       DYNATEC INTERNATIONAL, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Month Periods Ended
                          March 31, 1997 and 1996

                                              Three Months     Three Months
                                             Ended March 31   Ended March 31
                                                  1997             1996
                                               ----------       ----------
SALES                                          $2,554,618       $2,164,791

COST OF SALES (Schedule 1)                      1,779,783        1,335,753
                                               ----------       ----------

GROSS PROFIT                                      774,835          829,038

OPERATING EXPENSES
  Selling expenses (Schedule 2)                   587,749          472,788
  Research & Development Expenses                 136,154            8,754
  General & Administrative (Schedule 2)           457,563          375,591
                                               ----------       ----------
    TOTAL EXPENSES                              1,181,466          857,133
                                               ----------       ----------
OPERATING INCOME/(LOSS)                          (406,631)         (28,095)
                                               ----------       ----------
OTHER INCOME/(EXPENSE)
  Interest Income                                   3,982            6,684
  Interest Expense                               (103,715)         (41,070)
  Consulting Income                                   -             16,667
  Loss from affiliate                                 -            (50,202)
  Bad Debts                                        (5,000)         (16,000)
                                               ----------       ----------
TOTAL OTHER INCOME/(EXPENSE)                     (104,733)         (83,921)
                                               ----------       ----------
Income/(loss) from
Continuing Operations                            (511,364)        (112,016)

INCOME TAX EXPENSE
  Income tax expense
   (Note 8)                                           500              300
                                               ----------       ----------
    NET INCOME/(LOSS)                          $ (511,864)      $ (112,316)
                                               ----------       ----------
                                               ----------       ----------
Earnings/(loss) per share:
 Continuing Operations                               (.23)            (.08)
                                               ----------       ----------
NET EARNINGS/
  (loss) PER SHARE                             $     (.23)      $     (.08)
                                               ----------       ----------
                                               ----------       ----------

The accompanying notes are an integral part of these financial statements.

                       DYNATEC INTERNATIONAL, INC.
    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For the Three Month Periods Ended March 31, 1997 and 1996



                                Three month period ending March 31, 1997
                                ----------------------------------------
                              Total                Additional
                              Shares     Common     Paid-In      Retained
                              Issued      Stock     Capital      Earnings
                             ---------   -------   ----------   -----------
BALANCE DECEMBER 31, 1996    1,974,104   $19,741   $3,595,699   $  (971,158)
Shares issued pursuant to
 Regulation S Offshore
 Stock offering                250,000     2,500      497,500           -
Net Income (March 31, 1997)        -         -            -        (511,864)
                             ---------   -------   ----------   -----------
                             ---------   -------   ----------   -----------
BALANCE MARCH 31, 1997       2,224,104   $22,241   $4,093,199   $(1,483,022)
                             ---------   -------   ----------   -----------
                             ---------   -------   ----------   -----------

                                Three month period ending March 31, 1996
                                ----------------------------------------
                              Total                Additional
                              Shares     Common     Paid-In     Retained
                              Issued      Stock     Capital     Earnings
                             ---------   -------   ----------   ---------
BALANCE DECEMBER 31, 1995    1,411,829   $14,118   $2,694,532   $  73,991

Shares issued for rights
 & non-compete                   3,153        32        6,631    (112,319)
Net Income (March 31, 1996)        -         -            -           -
                             ---------   -------   ----------   ---------
                             ---------   -------   ----------   ---------
BALANCE MARCH 31, 1996       1,414,982   $14,150   $2,701,163   $ (38,328)
                             ---------   -------   ----------   ---------
                             ---------   -------   ----------   ---------

The accompanying notes are an integral part of these financial statements

                        DYNATEC INTERNATIONAL, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Three Month Periods Ended March 31, 1997 and 1996

                    RECONCILIATION OF NET INCOME TO NET
                   CASH PROVIDED BY OPERATING ACTIVITIES

                                          March 31      March 31
                                             1997         1996
                                         -----------   -----------

Net Income (loss)                          (511,864)   $ (112,316)
Adjustments to reconcile
 net (loss) to net cash
 provided by operating
 activities:
  Depreciation                              110,670        69,709
  Amortization                               16,067        25,442
  Provisions for losses
   on accounts receivable                   (14,577)       (3,899)
  Change in assets & liabilities:
    Decrease (increase) in
     accounts receivable                   (371,568)      274,153
    Decrease (increase) in
     Employee advances                          -           1,105
    Decrease (increase) in
     inventory                             (151,507)      (30,282)
    Decrease (increase) in
     prepaids                               (15,719)       33,750
    Decrease (increase) in
     trade show deposits                      6,500           -
    Decrease (increase) in
     deposits                               (30,290)      (11,283)
    Decrease (increase) in
     debt issue costs                         3,255         2,344
    Decrease (increase) in
     other assets                               -          (5,534)
    Increase (decrease) in
     royalties payable-
     related                                  7,378        24,260
    Increase (decrease) in
     accounts payable                       401,658       (54,306)
    Increase (decrease) in
     accrued expenses                       (62,725)      (95,058)
    Increase (decrease) in
     income tax payable                         100       (17,950)

     TOTAL ADJUSTMENTS                   $ (100,758)   $  212,451
                                         -----------   ----------
NET CASH PROVIDED
    (USED) BY OPERATING
    ACTIVITIES                           $ (612,622)   $  100,135
                                         -----------   ----------
                                         -----------   ----------


The accompanying notes are an integral part of these financial statements.

                       DYNATEC INTERNATIONAL, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For The Three Month Periods Ended March 31, 1997 and 1996

                                           March 31     March 31
                                             1997         1996
                                         -----------  -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Received from related parties              60,876       13,121
  Stock issuance for rights
    and non-compete                             -          6,664
  Issuance of stock pursuant
    to Regulation S offering                500,000          -
  Capital expenditures                      (87,699)     (28,852)
  Minority Interest in affiliate                -         50,202
  Construction in Progress                      -       (373,197)
  Advances to affiliate                         -       (149,352)
                                         ----------   ----------

NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES                    473,177     (481,414)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net borrowings (payments)
   under line of credit
   agreements                              (372,215)     100,000

  Net (payments) borrowings
   under capital lease
   obligations                               (6,808)      (4,712)
  Net (payments) borrowings
   on long-term debt                        339,811        4,111
  Net short-term (payments)
   borrowings                                   -            -
  Net borrowings (payments)
   on construction obligations                  -        300,697
                                         ----------   ----------
NET CASH (USED) BY
FINANCING ACTIVITIES                        (39,212)     400,096

NET INCREASE (DECREASE)
   IN CASH                                 (178,657)      18,817
  CASH AT BEGINNING OF
   PERIOD                                   240,145      318,923

  CASH AT END OF PERIOD                  $   61,488   $  337,740
                                         ----------   ----------
                                         ----------   ----------
CASH PAID FOR:
   Interest                                  93,587       40,059
   Income taxes                                 400       18,250

NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Issuance of stock for rights
     and non-compete agreement                  -          6,664
   Issuance of stock for capital            500,000          -
   Acquisition of property and
     equipment by accounts payable           87,699       28,852

                       DYNATEC INTERNATIONAL, INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997 and 1996



NOTE 1   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

NOTE 2 - INVENTORY

         Inventory as of March 31, 1997 and December 31, 1996 is summarized as follows:

                                      March 31      December 31
                                        1997           1996
                                     ----------     ----------
               Raw                   $  771,822     $  583,138
               Finished                 636,125        673,302
                                     ----------     ----------
                                     $1,407,947     $1,256,440
                                     ----------     ----------
                                     ----------     ----------

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

                         DYNATEC INTERNATIONAL, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           March 31, 1997 and 1996


NOTE 3 -       PROPERTY AND EQUIPMENT
               Property and equipment as of March 31, 1997 and December 31, 1996 are detailed in the following summary:

                                          March 31     December 31
                                            1997           1996
                                        -----------    -----------
   Equipment                            $ 3,012,189    $ 2,977,130
   Office equipment & furniture             310,582        301,114
   Signs & Show booths                       21,901         17,198
   Vehicles                                  65,588         65,588
   Capital leases                            82,357         91,857
   Land                                     626,153        626,153
   Building & Improvements                2,214,144      2,214,144
                                        -----------    -----------
                                        $ 6,332,914    $ 6,293,184

   Less Accumulated Depreciation         (1,681,887)    (1,619,185)
                                        -----------    -----------
   Net Property & Equipment             $ 4,651,027    $ 4,673,999
                                        -----------    -----------
                                        -----------    -----------

         Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation for the three months ended March 31, 1997 amounted to $110,670 ($69,709 for March 31, 1996).

         Rental expense charged to operations for the three month periods ending March 31, 1997 and 1996 is summarized below:

                                     03-31-97    03-31-96
                                     --------    --------
         Gross rental expense         $19,901     $35,165

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

         Pertinent data regarding aggregate short-term borrowings as of March 31, 1997 and December 31, 1996 is as follows:

                                                   March 31
                                                     1997           1996
                                                  ----------     ----------
             Maximum outstanding                  $1,176,976     $1,453,340
             Average outstanding                     985,019      1,038,877
             Weighted average interest rate             9.25%          9.27%

                          DYNATEC INTERNATIONAL, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         March 31, 1997 and 1996

NOTE 6 -  LONG-TERM DEBT
          Long-term notes payable as of March 31, 1997 and December 31, 1996, are detailed in the following summary:

                                                        March 31   December 31
                                                         1997         1996
                                                        -------    -----------

          Revolving line of credit up to $1,000,000
           payable to a bank, interest at prime
           plus 1.0% until April 30, 1997;
           secured by machinery & equipment
           amortized over 60 months.                    989,918      620,552
          Note payable to a company due in
           quarterly installments of $15,908
           with interest at 8.0% due
           December 1996.                                   -         15,596
          Note payable to a company due in
           a lump sum of $25,000;
           due March 1997 or sooner
           based on product sales; interest at
           8% unsecured.                                 25,000       25,000
          Note payable to a company;
           due in annual installments of
           $79,560 plus interest at 7%
           beginning December 31, 1997;
           unsecured.                                   238,680      238,680
          Note payable to a financial
           institution; due in monthly
           installments of $455 for
           60 months through November
           2001 with interest at 8.92%;
           secured by a vehicle.                         20,778       21,958
          Note payable to an unrelated company;
           due in monthly installments of
           $1,160 plus accrued interest for
           72 months through December 2002
           with interest at 7.9%; secured by
           machinery & equipment.                        78,920       82,400

                            DYNATEC INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1997 and 1996

NOTE 6  - LONG-TERM DEBT (CONTINUED)

                                                        March 31   December 31
                                                         1997         1996
                                                        -------    -----------

          Note payable to a bank; due in
           monthly installments of $10,234 for
           300 months through November 2021
           with interest at 9.25%; secured by an
           office and warehouse building and
           related land and personal guarantees
           and real estate of the Company's CEO
           who is also a director.                    1,191,044    1,194,602
          Note payable to the small business
           administration; due in monthly
           installments of $8,541 for 240 months
           with interest at 7.31% through August
           2016; secured by an office and warehouse
           building, land and personal guarantees
           of the Company's CEO who is also
           a director.                                  983,938      989,679

          Total long-term debt                        3,528,278    3,188,467
          Less:  current portion                     (1,149,718)    (795,415)
                                                    -----------  -----------
          Total long-term debt excluding
           current portion                          $ 2,378,560  $ 2,393,052
                                                    -----------  -----------
                                                    -----------  -----------

            Aggregate maturities are as follows:

          Year ending March 31, 1998           $357,800
                                1999            336,273
                                2000            337,803
                                2001            264,875
                                2002            267,095
                                Later         1,964,432
                                            -----------
          Total long-term debt              $ 3,528,278
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

          The following analysis represents property under capital lease at March 31, 1997 and December 31, 1996.
                                              March 31       December 31
                                                1997            1996
                                             ---------       -----------

          Equipment                          $  82,357        $  91,857
          Less:  Accumulated depreciation       (8,687)          (5,211)
                                             ---------        ---------
          Net property under capital lease   $  73,670        $  86,646
                                             ---------        ---------
                                             ---------        ---------

          At March 31, 1997, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                           Capital            Operating
                                            Leases             Leases
                                          ----------         ----------

          Year Ended March 31:
               1998                           30,477             29,561
               1999                           30,477             10,330
               2000                           22,549              2,287
               2001                           14,918                -
               2002                            6,216
          Later years                            -                  -

          Total minimum lease payments    $  104,637         $   42,178
          Less:  Interest                    (12,886)        ----------
                                          ----------         ----------

          Present value of net minimum
           lease payments                 $   91,751
          Less:  Current portion             (22,948)
                                          ----------
          Capital lease obligations
               payable long-term          $   68,803
                                          ----------
                                          ----------

                          DYNATEC INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            March 31, 1997 and 1996

NOTE 8 -  INCOME TAX EXPENSE

          The provisions for taxes on earnings from continuing operations consisted of the following:

                                  03-31-97  03-31-96
                                  --------  --------
          Current
              Federal               $ -       $ -
              State                  500       300
                                    ----      ----
                                     500       300
                                    ----      ----
                                    ----      ----

NOTE 9 -  MAJOR CUSTOMERS

          Sales to major customers for the three months ended March 31, 1997 are summarized as follows:

                                           Percent of
                               Sales      Company Wide
          Customer            Dollars       Revenues
          --------            -------       --------
          United Stationers   316,287          12%

NOTE 10 - COMMON STOCK

          On March 11, 1997, at a regularly scheduled meeting, the Board of Directors approved a regulation S offering of its company stock. The stock was made available to foreign investors at $2.00 per share. The offering is for a maximum of 500,000 shares. The bid price of the shares at March 11, 1997 was $3.87 per share. Due to the thinly traded nature of the stock, and the fact that it is being offered to foreign investors it is routinely offered at a discount from the bid price.

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

          The November 12, 1996 plan authorizes the officers and directors of the Company to grant for a period of up to 10 years, options to issue 300,000 shares of the Company's common stock, taking into consideration the 1 1/2 for 1 stock split, at a price equal to market value as of the date the option is granted. Options granted are for five years and are exercisable upon issuance. As of March 31, 1997, 200,000 options have been granted pursuant to this plan.

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

          During 1995, the Company sold all rights and interest in various products to WAC Research for $150,000 in the form of a demand note bearing 8% interest. Inventory was also sold at cost for $38,441 at June 30, 1995.

          WAC Research has at various times been involved in assisting Dynatec financially. During the first quarter of 1997, Mr. Wood voluntarily and retroactively reduced his annual compensation by $100,000.

          The outstanding balance due from related parties at March 31, 1997 is $234,543. Management is currently negotiating with WAC to retire the outstanding balance.

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

          The board of directors also authorized 537,500 shares to Muito
          Bem at $2.00 for consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts.

          In addition, WAC Research, Inc., is authorized to receive
          200,000 shares at a strike price of $2.00 per share for past forgiveness and the reduction of royalties as well as the assumption of Company travel liabilities and the purchasing of questionable assets from the Company as a financial assistance to the Company.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            SUPPLEMENTAL SCHEDULES
              For the Three Months Ended March 31, 1997 and 1996

                                                                     Schedule 1

                     UNAUDITED CONSOLIDATED COST OF SALES

                                            March 31       March 31
                                              1997           1996
                                          -----------    -----------
                                           (3 months)     (3 months)
COST OF GOODS MANUFACTURED

     Beginning inventory - raw materials   $  583,138     $  390,490
     Raw materials purchased                1,252,467        884,820
     Freight                                   65,098         61,207
     Depreciation                              87,013         47,069
     Labor                                    266,233        137,825
     Repairs and maintenance                    4,565          6,994
     Miscellaneous direct                      25,295         15,597
     Engineering, other                        28,984           -
     Less: ending inventory -
      raw materials                          (771,822)      (379,950)
                                          -----------    -----------
        TOTAL COST OF GOODS MANUFACTURED    1,540,971      1,164,052
                                          -----------    -----------
                                          -----------    -----------
COST OF FINISHED GOODS

     Beginning inventory-finished goods       673,302        866,690
     Purchases                                115,628        130,313
     Amortization                              15,942         25,317
     Less: ending inventory - finished
      goods                                  (636,125)      (907,512)
                                          -----------    -----------
        TOTAL COST OF FINISHED GOODS          168,747        114,808
                                          -----------    -----------
ROYALTIES                                      70,065         56,893
                                          -----------    -----------
        TOTAL COST OF SALES               $ 1,779,783    $ 1,335,753
                                          -----------    -----------
                                          -----------    -----------

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            SUPPLEMENTARY SCHEDULES
              For the Three Months Ended March 31, 1997 and 1996


                    UNAUDITED CONSOLIDATED SELLING EXPENSES

                                                                   Schedule 2

                                         March 31      March 31
                                           1997          1996
                                        ----------     ---------
                                        (3 Months)     (3 Months)

     Advertising                          $ 87,543       $ 34,895
     Commissions                           126,128        133,394
     Depreciation - selling                  4,590         12,230
     Freight                               102,521         89,236
     Miscellaneous                           4,565          1,208
     Promotions & Literature                61,868         41,384
     Salaries - sales                      126,947        115,145
     Travel and entertainment               73,587         45,296
                                         ---------      ---------
        TOTAL SELLING EXPENSES           $ 587,749      $ 472,788
                                         ---------      ---------
                                         ---------      ---------

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            SUPPLEMENTARY SCHEDULES
              For the Three Months Ended March 31, 1997 and 1996


       UNAUDITED CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES

                                                                    Schedule 3

                                    March 31       March 31
                                      1997           1996
                                   ----------     ----------
                                   (3 months)     (3 months)

Amortization                       $      125      $     125
Automobile                                 75            -
Bank Charges                            4,128          1,951
Consulting                             12,690            -
Corporate expense                      63,767         46,376
Depreciation - office                  19,067         10,410
Dues and subscriptions                  1,366            225
Insurance                              68,097         46,782
Janitorial                              1,778          1,227
Legal and accounting                   32,776         35,308
Miscellaneous                           2,201          4,308
Office expense                         34,735         17,085
Payroll taxes                          53,459         45,156
Rent                                   19,901         35,165
Repairs and maintenance                 2,455          2,897
Salaries - office                      97,359        100,291
Taxes                                   8,390          2,902
Telephone                              22,069         12,614
Utilities                              13,125         12,769
                                   ----------     ----------
      TOTAL GENERAL AND
        ADMINISTRATIVE EXPENSES    $  457,563     $  375,591
                                   ----------     ----------
                                   ----------     ----------