Form 10QSB
period 1997-06-30
DYNATEC INTERNATIONAL INC
filed 1997-08-13
CIK 752208

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

                 [X] Quarterly Report Pursuant To Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                          For Quarter Ended: June 30, 1997
                          Commission file number:  0-12806


                             DYNATEC INTERNATIONAL, INC.
                             ---------------------------
          (Exact name of small business issuer as specified in its charter)

                      UTAH                              87-0367267
       ---------------------------------            -------------------
         (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)            Identification No.)

           3820 W. GREAT LAKES DR.
             SALT LAKE CITY, UT                           84120
           -----------------------                     ----------
           (Address of principal                       (Zip Code)
             executive offices)

Registrant's telephone
number, including area code:  (801) 973-9500
                             ----------------

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---     ---

      The number of shares outstanding of the issuer's common stock as of June 30, 1997, were 2,224,104. The aggregate market value of voting stock held by non affiliates of the Company at July 31, 1997 was $12,266,807.

Transitional small business disclosure format.  Yes     No  X
                                                    ---    ---

                        PART 1. - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

    Reference is made to the attached Unaudited Consolidated Financial Statements for the second quarter and first six months of calendar years 1997 and 1996. These Financial Statements are hereby incorporated by reference. The information for the Company's second quarter and first six months of calendar years 1997 and 1996 ended June 30, 1997 and 1996 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Total revenues for the second quarter of calendar year 1997 ending on June 30, 1997 were $3,490,943. Total revenues for the second quarter of calendar year 1996 ending on June 30, 1996 were $2,694,419. This represents a $796,524 (30%) increase in revenues for the quarter ended June 30, 1997 compared to June 30, 1996. Total revenues for the six month period ended June 30, 1997 were $6,045,561 compared to $4,859,210 for the six month period ended June 30, 1996. This represents a $1,186,351 (24%) increase.

TELEPHONE ACCESSORIES

    The telephone accessories products experienced a overall decrease in sales. In total, the telephone accessories line experienced sales of $2,846,294 for the six month period ended June 30, 1997, in comparison to $3,130,392 for the same six month period in the prior calendar year. This represents an overall decrease of $284,098 (9%). Specifically, the Softalk product experienced a decrease of $46,397 (6%) over the same period for the prior year while Mini-Softalk had a increase of $3,435 (2%). The Universal Softalk registered a sales decrease of $133,454 (44%) for the six month period ending June 30, 1997 over the same period for the prior calendar year. The Universal Softalk is currently marketed to Lucent Technologies on an exclusive basis. The Softalk II product experienced sales increases of $313,452 (66%). The Value Pack experienced sales decreases of $423,168 in the first six months of 1997. The Value Pack was introduced in 1996 and enjoyed large sales volumes due to the initial orders to fill distribution channels. The Twisstop product experienced a slight decrease in sales of $10,135 (1%). TwistCord sales decreased by $245. The company recently introduced the Cord Manager product. The Cord Manager is a device that features a retractable phone cord which allows you to use your telephone headset a greater distance away from the base unit. Sales of the cord manager were $12,414 for the first six months of 1997.

HARDWARE/HOUSEWARES

    Hardware/Housewares products experienced an overall increase in sales of $344,449 (22%) in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Softstop sales increased $18,032 (14%) while Coverup and Hide It sales decreased $91,474 (36%). Expand A Shelf and Mini Expand A Shelf experienced sales increases of $87,134 (12%) and $41,652 (82%) respectively, while Mega Expand A Shelf had a decline in sales of $30,234 (13%). The sales of Wedge product increased by $5,487 (6%). The Expandable Drawer Organizer and Medicine Cabinet Organizer experienced sales increases of $176,038 and $29,021 respectively. Both of these products were introduced late in 1996 and showed negligible sales in 1996. The Expandable Book Shelf experienced a sales decrease of $8,911 (21%). Management believes that the housewares line will continue to show overall increases as market penetration occurs. The company introduced the Closet Hanger and Tote Bag products in late 1996 to compliment the hardware/housewares line. These products experienced sales of $92,434 and $30,906 respectively for the first six months of 1997.
Miscellaneous and discontinued hardware items registered sales of $2,072 for the six month period ended June 30, 1997. The overall hardware/housewares business is continuing to expand as the company is adding new customers and expanding it's existing line of products.

MISCELLANEOUS AND OTHER

    The miscellaneous product lines decreased sales by $67,776 as the company is winding down the sales of erasable boards and various other products. Packaging revenues have also declined as AT&T has made a decision to discontinue contract packaging of cellular phone accessories with the company. The company has begun supplying a line of disposable camera products to a national mass merchandiser. At this time the company is unsure of the future of the camera business but is also aggressively pursuing the marketing of other commodity type products in the mass market. Sales of the cameras for the first six months of 1997 were $833,049.

FLASHLIGHTS

    The company has been aggressively pursuing the production of a line of flashlight products in the far east. The company expects to have a full line of high end flashlight products available to market in the next quarter. Sales of flashlight products for the first six months of 1997 amounted to $404,178. Virtually all of the sales were generated from the production of flashlights domestically. Management believes that substantial savings will result from the production of flashlights overseas.

PROFITABILITY

    The company experienced a net profit of $78,720 for the second quarter of calendar year 1997, ended June 30, 1997, versus a profit of $201,565 for the three month period ended June 30, 1996. For the comparative six month periods ended June 30, 1997 and 1996 the company experienced a net loss of $433,144 compared to a profit of $89,250. The loss in mainly attributable to the flashlight line of products produced domestically. Management expects all production to move overseas resulting in significant profit margin increases.

LIQUIDITY AND CAPITAL RESOURCES

    The ratio of current assets to current liabilities is .98 at June 30, 1997 as compared to .96 at the calendar year audit date of December 31, 1996. The current assets at June 30, 1997 were $3,961,084 compared to $2,967,434 at December 31, 1996. The current liabilities of the company at June 30, 1997 were $4,058,642 compared to $3,088,908 at December 31, 1996.

    For the six month period ending June 30, 1997 the company experienced a decrease in their cash position of $129,801. For the six month period ending June 30, 1996 the company experienced a $59,445 decrease in cash. The cash decrease for the six month period ending June 30, 1997 was a result of cash being used by operating activities in excess of cash generated by operations, borrowing, and investing activities.

                            PART II-OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit List.
    Exhibit 27-SDS

(b) Reports on Form 8-K.
    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 11th day of August, 1997.

                             DYNATEC INTERNATIONAL, INC.



                             /s/ Donald M. Wood
                             ----------------------------------
                             Donald M. Wood
                             Chairman-Chief Executive Officer





                             /s/ David J. White
                             ----------------------------------
                             David J. White,
                             Executive Vice-President - Chief
                             Financial Officer (Principal
                             Financial and Accounting Officer)

                           DYNATEC INTERNATIONAL, INC.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997 and 1996

                                C O N T E N T S

                                                                           Page
                                                                           ----

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION...................   3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS...........................   5

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY......   6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................   7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS......................   9

UNAUDITED CONSOLIDATED COSTS OF SALES (SCHEDULE 1)........................  20

UNAUDITED CONSOLIDATED SELLING EXPENSES (SCHEDULE 2)......................  21

UNAUDITED CONSOLIDATED GENERAL & ADMINISTRATIVE EXPENSES (SCH.2)..........  21

The information for the Company's six month period ended June 30, 1997 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of the results of operations for such period. Results for interim periods should not be considered as indicative of results for a full year.


                           DYNATEC INTERNATIONAL, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                                                  Audited
                                                   Unaudited     Year-End
    ASSETS                                          June 30     December 31
                                                      1997         1996
                                                  -----------   ------------
CURRENT ASSETS
  Cash                                            $   110,344   $   240,145
Receivables
Trade accounts Receivable, net                      1,730,229     1,125,750
  Employee advances                                       410          -
  Receivables-related parties
    (Note 11)                                           -           145,419
  Accounts Receivable- income tax                      90,536          -
  Inventory (Note 2)                                1,660,430     1,256,440
  Prepaid expenses                                    316,028       133,997
  Prepaid income taxes                                 37,660        46,160
  Unamortized debt issue costs                          1,042         3,906
  Trade show deposits                                  14,405        15,617
                                                  -----------   -----------
    TOTAL CURRENT ASSETS                            3,961,084     2,967,434

PROPERTY AND EQUIPMENT (Note 3)                     4,581,892     4,673,999

OTHER ASSETS
  Deposits                                            119,599        22,355
  Deferred tax asset                                   69,960        69,960
  Note receivable-related party (Note 11)                -          150,000
  License, patents and agreements (Note 4)            299,958       332,092
                                                  -----------   -----------
     TOTAL OTHER ASSETS                               489,517       574,407
                                                  -----------   -----------
     TOTAL ASSETS                                  $9,032,493    $8,215,840
                                                  -----------   -----------
                                                  -----------   -----------

The accompanying notes are an integral part of these financial statements.

                                                                  Audited
                                                   Unaudited     Year-End
    LIABILITIES AND EQUITY                          June 30     December 31
                                                      1997          1996
                                                  -----------    -----------
CURRENT LIABILITIES
  Short-term notes payable (Note 5)               $ 1,471,802    $ 1,222,722
  Current portion of long-term debt (Note 6)        1,107,603        795,415
  Current portion of capital lease obligations
    (Note 7)                                           22,761         22,363
  Accounts payable                                    630,842        523,668
  Accrued expenses                                    778,991        489,552
  Accrued royalties - related parties (Note 12)        46,243         34,688
  Income taxes - current                                  400            500
                                                  -----------    -----------
             TOTAL CURRENT LIABILITIES              4,058,642      3,088,908

LONG-TERM LIABILITIES
   Long-term debt (Note 6)                          2,366,297      2,393,052
   Capital lease obligations (Note 7)                  63,014         76,196
   Deferred income taxes                               13,402         13,402
                                                  -----------    -----------
             TOTAL LIABILITIES                      6,501,355      5,571,558

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value (Note 10)
    Authorized 100,000,000 shares
    Issued  2,224,104 shares at June 30, 1997
            1,974,104 shares at December 31, 1996      22,241         19,741
  Treasury Stock                                     (180,000)          -
  Additional paid-in capital                        4,093,199      3,595,699
                                                  -----------    -----------
  Retained earnings                                (1,404,302)      (971,158)
                                                  -----------    -----------
             TOTAL STOCKHOLDERS' EQUITY             2,531,138      2,644,282
                                                  -----------    -----------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 9,032,493    $ 8,215,840
                                                  -----------    -----------
                                                  -----------    -----------

                             DYNATEC INTERNATIONAL, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three and Six Month Periods Ended
                                June 30, 1997 and 1996

                                        Three Months   Three Months   Six Months     Six Months
                                       Ended June 30  Ended June 30  Ended June 30  Ended June 30
                                            1997          1996           1997            1996
                                       -------------  -------------  -------------  -------------
SALES                                    $3,490,943    $2,694,419     $6,045,561     $4,859,210
COST OF SALES                             2,344,651     1,580,167      4,124,434      2,915,921
                                         ----------    ----------     ----------     ----------
GROSS PROFIT                              1,146,292     1,114,252      1,921,127      1,943,289

OPERATING EXPENSES
  Selling expenses (Sch 2)                  531,829       474,569      1,119,578        947,356
  Research & Development Expenses           161,724          -           297,878          8,755
  General & Administrative (Sch 2)          468,030       387,923        925,594        763,512
                                         ----------    ----------     ----------     ----------
         TOTAL EXPENSES                   1,161,583       862,492      2,343,050      1,719,623
                                         ----------    ----------     ----------     ----------

OPERATING INCOME/(LOSS)                     (15,291)      251,760       (421,923)       223,666
                                         ----------    ----------     ----------     ----------

OTHER INCOME/(EXPENSE)
  Interest Income                             2,033         6,531          6,015         13,215
  Interest Expense                         (120,058)      (61,539)      (223,772)     (102,610)
  Consulting Income                            -           49,999           -            66,667
  Loss from affiliate                          -          (26,895)          -           (77,097)
  Bad Debts                                  (8,500)       (7,000)       (13,500)       (23,000)
  Research & Development                    130,000          -           130,000           -
  Miscellaneous                              90,536        21,363         90,536         21,363
  Gain or Loss on Sale of Asset                -            1,400           -             1,400
                                         ----------    ----------     ----------     ----------
TOTAL OTHER INCOME
/(EXPENSE)                                   94,011      (16,141)        (10,721)      (100,062)
                                         ----------    ----------     ----------     ----------

 Income/(loss) from
 Continuing Operations                   $   78,720    $  235,619       (432,644)    $  123,604

INCOME TAX EXPENSE
  Income tax expense (Note 8)                  -           34,054            500         34,354
                                         ----------    ----------     ----------     ----------
     NET INCOME/ (LOSS)                  $   78,720    $  201,565       (433,144)    $   89,250
                                         ----------    ----------     ----------     ----------
                                         ----------    ----------     ----------     ----------
  Earnings/(loss) per share:
     Continuing Operations                      .04           .09           (.19)           .04
                                         ----------    ----------     ----------     ----------
 NET EARNINGS/(loss) PER SHARE           $      .04    $      .09     $     (.19)    $      .04
                                         ----------    ----------     ----------     ----------
                                         ----------    ----------     ----------     ----------


The accompanying notes are an integral part of these financial statements.

                           DYNATEC INTERNATIONAL, INC.
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Six Month Periods Ended June 30, 1997 and 1996


                       Six month period ending June 30, 1997
                       -------------------------------------

                                             Total                Additional
                                             Shares      Common     Paid-In         Retained
                                             Issued      Stock      Capital         Earnings
                                           ---------    --------  -----------     ------------
BALANCE DECEMBER 31, 1996                  1,974,104    $ 19,741  $ 3,595,699     $  (971,158)

Shares issued pursuant to Regulation S
  stock offering                             250,000       2,500      497,500            -
Net Income (June 30, 1997)                      -           -            -           (433,144)
                                           ---------    --------  -----------     -----------
BALANCE JUNE 30, 1997                      2,224,104    $ 22,241  $ 4,093,199     $(1,404,302)
                                           ---------    --------  -----------     -----------
                                           ---------    --------  -----------     -----------


                       Six month period ending June 30, 1996
                       -------------------------------------

                                             Total                Additional
                                             Shares      Common     Paid-In         Retained
                                             Issued      Stock      Capital         Earnings
                                           ---------    --------  -----------       ---------
BALANCE DECEMBER 31, 1995                    941,219    $  9,412  $ 2,699,238       $  73,991
Shares issued for rights
  & non-compete                                4,204          42       13,284            -
Net Income (June 30, 1996)                      -           -            -             89,251
                                             -------    --------  -----------       ---------
BALANCE JUNE 30, 1996                        945,423    $  9,454  $ 2,712,522       $ 163,242
                                             -------    --------  -----------       ---------
                                             -------    --------  -----------       ---------

The accompanying notes are an integral part of these financial statements

                          DYNATEC INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For The Three and Six Month Periods Ended June 30, 1997 and 1996

                     RECONCILIATION OF NET INCOME TO NET
                    CASH PROVIDED BY OPERATING ACTIVITIES

                                         Three Months Ended         Six Months Ended
                                       ----------------------   ------------------------
                                        June 30      June 30      June 30       June 30
                                         1997         1996          1997          1996
                                       ---------    ---------   -----------    ---------
Net Income (loss)                      $  78,720      201,563      (433,144)      89,250
Adjustments to reconcile
 net (loss) to net cash
 provided by operating
 activities:
  Depreciation                           113,550       80,574       224,220      150,283
  Amortization                            16,067       25,442        32,134       50,884
  Provisions for losses
   on accounts receivable                  5,607       (6,232)       (8,970)      (9,131)
  Change in assets & liabilities:
    Decrease (increase) in
     accounts receivable                (223,941)    (408,674)     (595,509)    (134,521)
Decrease (increase) in
  Employee advances                         (410)         885          (410)       1,990
Decrease (increase) in
  inventory                             (252,483)     130,473      (403,990)     100,191
    Decrease (increase) in
     prepaids                           (157,812)     (18,345)     (173,531)      15,405
    Decrease (increase) in
     prepaid royalties                      -          (6,549)         -          (6,549)
    Decrease (increase) in
     deposits                            (72,242)     (32,224)      (96,032)     (43,507)
    Decrease (increase) in
     debt issue costs                       (391)       2,344         2,864        4,688
    Decrease (increase) in
     prepaids-related                       -         (16,998)         -         (16,998)
    Decrease (increase) in
     other assets                        (90,356)        -          (90,356)      (6,736)
    Increase (decrease) in
     royalties payable                      -           8,705          -           2,960
    Increase (decrease) in
     royalties payable-
     related                               4,177      (24,260)       11,555         -
    Increase (decrease) in
     accounts payable                   (294,484)     189,809       107,174      135,503
    Increase (decrease) in
     accrued expenses                    352,164        7,067       289,439      (30,984)
    Increase (decrease) in
     income tax payable                     (200)      30,315          (100)      12,365
    Increase (decrease) in
     accrued advertising                    -         (23,933)         -         (75,000)

     TOTAL ADJUSTMENTS                 $(600,754)   $ (61,601)  $  (701,512)   $ 150,843
                                       ---------    ---------   -----------    ---------
NET CASH PROVIDED
  (USED) BY OPERATING
  ACTIVITIES                           $(522,034)   $ 139,962   $(1,134,656)   $ 240,093
                                       ---------    ---------   -----------    ---------
                                       ---------    ---------   -----------    ---------

The accompanying notes are an integral part of these financial statements.

                         DYNATEC INTERNATIONAL, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For The Three and Six Month Periods Ended June 30, 1997 and 1996

                                        Three Months Ended         Six Months Ended
                                      ----------------------   -------------------------
                                       June 30      June 30      June 30       June 30
                                        1997         1996          1997          1996
                                      ---------    ---------   -----------    ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Received from related parties         234,543         -         295,419          13,122
  Stock issuance for rights
    and non-compete                        -           6,663         -             13,326
  Issuance of Stock pursuant to
    a Regulation S offering                -                      500,000
  Receipt of Treasury Stock            (180,000)                 (180,000)
  Capital expenditures                  (44,594)    (143,231)    (132,293)       (172,083)
  Minority Interest in affiliate           -          26,895         -             77,097
  Construction in Progress                 -        (495,738)        -           (868,935)
  Advances to affiliate                    -        (260,523)        -           (409,875)
                                      ---------    ---------    ---------     -----------
NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES                  9,949     (865,934)     483,126      (1,347,348)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net borrowings (payments)
   under line of credit
   agreements                           621,295      300,000      249,080         400,000
  Net (payments) borrowings
   under capital lease
   obligations                           (5,976)      29,384      (12,784)         24,676
  Net (payments) borrowings
   on long-term debt                    (54,378)     (50,312)     285,433         (46,201)
   Net borrowings (payments)
    on construction obligations            -         368,638         -            669,335
                                      ---------    ---------    ---------     -----------
NET CASH (USED) BY
FINANCING ACTIVITIES                    560,941      647,710      521,729       1,047,810

NET INCREASE (DECREASE)
 IN CASH                                 48,856      (78,262)    (129,801)        (59,445)
  CASH AT BEGINNING OF
   PERIOD                                61,488      337,740      240,145         318,923

  CASH AT END OF PERIOD               $ 110,344    $ 259,478    $ 110,344     $   259,478
                                      ---------    ---------    ---------     -----------
                                      ---------    ---------    ---------     -----------

NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

Capital acquisitions financed by:
  Accounts payable                       44,594      109,358      132,293         138,210
  Capital lease obligations                -          33,873         -             33,873
 Receipt of stock in exchange
   For debt                             180,000         -         180,000            -


                         DYNATEC INTERNATIONAL, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997 and 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CHANGE OF REPORTING PERIOD
         The Company elected to change its year-end from June 30 to December 31, first effective for the period ended December, 1995.

         The accompanying consolidated financial statements present the results of operations, changes in stockholders' equity and cash flows for the six months ended June 30, 1997 and 1996.

         CASH AND CASH EQUIVALENTS
         For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

         ACCOUNTS RECEIVABLE
         Accounts receivable are reflected net of allowance for doubtful accounts in the accompanying consolidated financial statements. These amounts were determined to be $20,030 and $29,000 at June 30, 1997 and December 31, 1996 respectively.

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

                DYNATEC INTERNATIONAL, INC AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997 and 1996


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

                  DYNATEC INTERNATIONAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997 and 1996


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

         The Company places its temporary cash investments with high quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. At June 30, 1997, the Company had bank deposits in excess of federally insured limits.

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

NOTE 2 - INVENTORY
         Inventory as of June 30, 1997 and December 31, 1996 is summarized as follows:

                                              June 30     December 31
                                               1997          1996
                                            ----------    -----------
         Raw                                $  864,024    $   583,138
         Finished                              796,406        673,302
                                            ----------    -----------
                                            $1,660,430    $ 1,256,440
                                            ----------    -----------
                                            ----------    -----------

         Valued at lower of cost or market:

         Dynatec inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) method.

         The current cost of inventories exceeded the carrying amount by approximately $12,000 at June 30, 1997.

                   DYNATEC INTERNATIONAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996


NOTE 3 - PROPERTY AND EQUIPMENT
         Property and equipment as of June 30, 1997 and December 31, 1996 are detailed in the following summary:


                                          June 30         December 31
                                           1997              1996
                                         ----------       -----------
         Equipment                       $3,050,623       $ 2,977,130
         Office equipment                   312,209           301,114
         Signs and show booths               24,466            17,198
         Vehicles                            65,588            65,588
         Capital leases                      82,357            91,857
         Land                               626,153           626,153
         Building & Improvements          2,214,144         2,214,144
                                         ----------       -----------
                                         $6,375,540       $ 6,293,184
         Less accumulated depreciation   $1,793,648       $ 1,619,185
                                         ----------       -----------
         NET PROPERTY & EQUIPMENT        $4,581,892       $ 4,673,999
                                         ----------       -----------
                                         ----------       -----------

         Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation for the six months ended June 30, 1997 amounted to $ 221,220 ($ 150,283 for June 30, 1996).

                          DYNATEC INTERNATIONAL, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1997 and 1996


NOTE 4 - LICENSE, PATENTS AND AGREEMENTS
         These agreements represent amounts paid for the rights to manufacture, produce, sell and market various products. In March 1995, the Company purchased the rights and customer list for the doorstop product line from All R Prodx, Inc. for $100,000. In addition, a five year non-competition agreement was entered into with All R Prodx, Inc. and its
         shareholder for $ 62,500.   The remainder of said costs are associated
         with agreements for the telephone accessory lines. Such costs are amortized on the straight-line method in amounts sufficient to write off the costs over their estimated economic lives. Most of these rights are non-exclusive. Amortization for the six months ended June 30, 1997 amounted to $32,134 ($50,884 for 1996).

NOTE 5 - SHORT-TERM NOTES PAYABLE
         Short-term notes payable as of June 30, 1997 and December 31, 1996, are detailed in the following summary:

         The short-term note payable consists of a revolving line-of-credit with a bank up to $1,500,000 bearing interest at a rate 1.0% over prime, with interest payable monthly. The note is secured by accounts receivable, inventory and equipment and is personally guaranteed by the chief executive officer of the Company who is also a director.
         The note is due August 31, 1997. As of June 30, 1997 and December 31, 1996, the outstanding balance of this revolving line-of-credit note payable was $1,471,802 and $1,222,722 respectively.

         Under the terms of the aforementioned bank line-of-credit, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At June 30, 1997 the Company had a ration of current assets to current liabilities of .98 to 1 which is not in compliance with the provisions requiring a ratio of no less that 1.5 to 1.

         Pertinent data regarding aggregate short-term borrowings as of June 30, 2997 and December 31, 1996 is as follows:
                                              June 30              June 30
                                                1997                 1996
                                                ----                 ----
         Maximum outstanding                 $1,471,802           $1,453,340
         Average outstanding                  1,162,051            1,038,877
         Weighted average interest rate            9.38%                9.27%

                         DYNATEC INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1997 and 1996


NOTE 6  - LONG-TERM DEBT
          Long-term notes payable as of June 30, 1997 and December 31, 1996, are detailed in the following summary:

                                                         June 30   December 31
                                                          1997        1996
                                                         -------   -----------
         Revolving line of credit up to $1,000,000
          payable to a bank, interest at prime
          plus 1.0% until April 30, 1997;
          secured by machinery & equipment
          amortized over 60 months.                      972,173     620,552
         Note payable to a company due in
          quarterly installments of $15,908
          with interest at 8.0%  due
          December 1996.                                    -         15,596
         Note payable to a company due in
          a lump sum of $25,000;
          due March 1997 or sooner
          based on product sales; interest at
          8% unsecured.                                     -         25,000
         Note payable to a company;
          due in annual installments of
          $79,560 plus interest at 7%
          beginning December 31, 1997;
          unsecured.                                     238,680     238,680
         Note payable to a financial
          institution; due in monthly
          installments of $455 for
          60 months through November
          2001 with interest at 8.92%;
          secured by a vehicle.                           19,869      21,958
         Note payable to an unrelated company;
          due in monthly installments of
          $1,160 plus accrued interest for
          72 months through December 2002
          with interest at 7.9%; secured by
          machinery & equipment.                          75,440      82,400

                         DYNATEC INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1997 and 1996

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                        June 30    December 31
                                                          1997        1996
                                                       ---------   -----------
         Note payable to a bank; due in
          monthly installments of $10,234 for
          300 months through November 2021
          with interest at 9.25%; secured by an
          office and warehouse building and
          related land and personal guarantees
          and real estate of the Company's CEO
          who is also a director.                      1,189,645    1,194,602
         Note payable to the small business
          administration; due in monthly
          installments of $8,541 for 240 months
          with interest at 7.31% through August
          2016; secured by an office and warehouse
          building, land and personal guarantees
          of the Company's CEO who is also
          a director.                                    978,093      989,679

         Total long-term debt                          3,473,900    3,188,467
         Less:  current portion                       (1,107,603)    (795,415)
                                                     -----------   ----------

         Total long-term debt excluding
          current portion                            $ 2,366,297   $2,393,052
                                                     -----------   ----------
                                                     -----------   ----------

           Aggregate maturities are as follows:

        Year ending March 31,  1998                 $1,107,603
                               1999                    139,190
                               2000                    143,034
                               2001                     67,648
                               2002                     68,929
                               Later                 1,947,496
                                                    ----------
        Total long-term debt                        $3,473,900
                                                    ----------
                                                    ----------

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

         The following analysis represents property under capital lease at June 30, 1997 and December 31, 1996.
                                               June 30    December 31
                                                1997         1996
                                              --------    -----------
         Equipment                            $ 82,357     $  91,857
         Less:  Accumulated depreciation       (12,261)       (5,211)
                                              --------     ---------
         Net property under capital lease     $ 70,096     $  86,646
                                              --------     ---------
                                              --------     ---------

         At June 30, 1997, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:
                                              Capital      Operating
                                              Leases         Leases
                                            ---------      ---------
    Year Ended June 30:
         1998                               $  30,477       $ 19,738
         1999                                  30,477          9,892
         2000                                  16,704            756
         2001                                  14,918           -
         2002                                   8,951           -
    Later years                                  -              -
                                            ---------       --------
    Total minimum lease payments            $ 101,527       $ 30,386
                                                            --------
                                                            --------
    Less:  Interest                           (15,752)
                                            ---------
    Present value of net minimum
      lease payments                        $  85,775
    Less:  Current portion                    (22,761)
                                            ---------
    Capital lease obligations
      payable long-term                     $  63,014
                                            ---------
                                            ---------

                          DYNATEC INTERNATIONAL, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1997 and 1996


NOTE 8 -  INCOME TAX EXPENSE
          The provisions for taxes on earnings from continuing operations consisted of the following:

                                                     06-30-97  06-30-96
                                                     --------  --------
          Current
           Federal                                       -       $28,174
           State                                        500       6,180
                                                      -----      ------
                                                        500      34,354
                                                      -----      ------
                                                      -----      ------

NOTE 9 -  MAJOR CUSTOMERS
          Sales to major customers for the six months ended June 30, 1997 are summarized as follows:
                                                               Percent of
                                                    Sales     Company Wide
          Customer                                 Dollars      Revenues
          --------                                ---------   ------------
          Dolgencorp                              $ 833,049        14%
          United Stationers                         465,653         8%


NOTE 10 - COMMON STOCK
          On March 11, 1997, at a regularly scheduled meeting, the Board of Directors approved a Regulation S offering of its common stock. The stock was made available to foreign investors at $2.00 per share. The bid price of the shares at March 11, 1997 was $3.87 per share. Regulation S stock is routinely offered at a discount from the bid price. During June, 1997 the Company received 18,000 shares of stock in exchange for debts owed to the Company. These shares were recorded at the fair market value of $10.00 per share.

                         DYNATEC INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1997 and 1996


NOTE 11 - RELATED PARTY TRANSACTIONS
          The Company's subsidiary, Softalk, Inc. maintains a royalty agreement for patent and trade-mark rights on telephone accessories from WAC Research, a Utah corporation. Donald M. Wood, CEO and director of the Company is the beneficial owner of one-half of WAC Research.

          During 1995, the Company sold all rights and interest in various discontinued products to WAC Research for $150,000 in the form of a demand note bearing 8% interest. As part of the transaction, inventory and molds were also sold at cost to WAC.

          WAC Research and Mr. Wood have at various times been involved in assisting Dynatec financially. Mr. Wood has voluntarily reduced his annual compensation by $100,000 for calendar year 1997.

          During June 1997, the Company received 18,000 shares of common stock from WAC as payment in full of all outstanding balances. Such shares were valued at the market price of $10.00 per share.

NOTE 12 - STOCK OPTION PLAN
          In 1996 and 1992, the Company stockholders approved Incentive Stock Options Plans for the benefit of the officers and employees of the Company and its subsidiaries. Options to issue a total of 117,000 shares of the Company's common stock were authorized, granted and exercised pursuant to these plans prior to December 31, 1995 at prices ranging from $1.00 to $1.38 per share, taking into account all reverse and forward splits of the Company's common stock. In November 1996, the stockholders of the Company approved an additional Incentive Stock Option Plan for the benefit of the officers and employees of the Company and its subsidiaries.

          The November 12, 1996 plan authorizes the officers and directors of the Company to grant for a period of up to 10 years, options to issue 300,000 shares of the Company's common stock, taking into consideration the 1 1/2 for 1 stock split, at a price equal to market value as of the date the option is granted. Options granted are for five years and are exercisable upon issuance. As of June 30, 1997, 200,000 options have been granted pursuant to this plan.

NOTE 13 - CONTINGENCIES
          The company known as P.I.E. Nationwide, Inc. filed a Chapter 7 bankruptcy petition prior to June 1992. On June 19, 1992 the trustee of the estate of Olympia Holding Corporation formerly known as P.I.E. Nationwide, Inc. filed suit in the United States Bankruptcy Court Middle District of Florida, Jacksonville Division against the Company. The plaintiff claims the P.I.E. improperly undercharged the Company for freight and therefore, claims the Company owes P.I.E. approximately $4,500. The Company is representing itself and expects to prevail.

                        DYNATEC INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1997 and 1996

NOTE 14 - NON-QUALIFIED STOCK OPTIONS
          The board of directors of the Company authorized during 1996 the granting of stock options which are tied to the profitability of the Company and based upon minimum years of employment. A total of 1,680,000 shares at a strike price of $2.00 per share were authorized. Employment must continue through the year 2001, the Company must be profitable three out of the four years commencing January 1, 1998.

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

                          DYNATEC INTERNATIONAL, INC.
                    UNAUDITED CONSOLIDATED COST OF SALES
    For the Three and Six Month periods ended June 30, 1997 and 1996

                                                                      Schedule 1

                                             June 30      June 30     June 30     June 30
                                              1997         1996        1997         1996
                                           ----------   ----------  ----------   ----------
                                           (3 months)   (3 months)  (6 months)   (6 months)
COST OF GOODS MANUFACTURED

  Beginning inventory - raw materials         771,822      379,950     583,138      390,490
  Raw materials purchased                   1,835,748    1,050,255   3,088,215    2,065,388
  Freight                                     112,067       50,912     177,165      112,119
  Depreciation                                 86,400       52,041     173,413       99,110
  Labor                                       247,853      170,649     514,086      308,474
  Repairs and maintenance                       2,120        5,473       6,685       12,467
  Miscellaneous direct                         20,333       26,632      45,627       42,230
  Engineering, other                           24,056        -          53,040        -
  Less: ending inventory - raw materials     (864,024)    (372,761)   (864,024)    (372,761)
                                           ----------   ----------  ----------   ----------

       TOTAL COSTS OF
        GOODS MANUFACTURED                 $2,236,375   $1,363,151  $3,777,345   $2,657,517
                                           ----------   ----------  ----------   ----------
                                           ----------   ----------  ----------   ----------

COST OF FINISHED GOODS

  Beginning inventory - finished goods        636,125      907,512     673,302      866,690
  Purchases                                   185,482        -         301,110        -
  Amortization                                 15,942       25,317      31,884       50,634
  Less: ending inventory - finished goods    (796,406)    (784,228)   (796,406)    (784,228)
                                           ----------   ----------  ----------   ----------

      TOTAL COST OF
       FINISHED GOODS                      $   41,143   $  148,601  $  209,890   $  133,096
                                           ----------   ----------  ----------   ----------
                                           ----------   ----------  ----------   ----------

ROYALTIES                                      67,133       68,415     137,199      125,308
                                           ----------   ----------  ----------   ----------

      TOTAL COST OF SALES                  $2,344,651   $1,580,167  $4,124,434   $2,915,921
                                           ----------   ----------  ----------   ----------
                                           ----------   ----------  ----------   ----------

                         DYNATEC INTERNATIONAL, INC.
                   UNAUDITED CONSOLIDATED SELLING EXPENSES
     For the Three and Six Month periods ended June 30, 1997 and 1996

                                                                     Schedule 2

                                  June 30    June 30     June 30     June 30
                                   1997       1996        1997        1996
                                ---------- ----------  ----------  ---------
                                (3 months) (3 months)  (6 months)  (6 months)
    Advertising                  $ 92,032   $ 40,046   $  179,574   $ 74,940
    Commissions                   135,946    125,971      262,074    259,364
    Depreciation - selling          4,796     17,738        9,386     29,969
    Freight                        90,679     89,925      193,200    179,161
    Miscellaneous                  10,097      4,190       14,662      5,398
    Promotions & Literature        28,627     25,030       90,495     66,414
    Salaries - sales              133,366    139,957      260,313    255,103
    Travel & Entertainment         36,286     31,712      109,874     77,007
                                 --------   --------   ----------   --------

         TOTAL SELLING EXPENSES  $531,829   $474,569   $1,119,578   $947,356
                                 --------   --------   ----------   --------
                                 --------   --------   ----------   --------


================================================================================

         UNAUDITED CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES
                                                                      Schedule 3

                                  June 30    June 30     June 30     June 30
                                   1997       1996        1997        1996
                                ---------- ----------  ----------  ---------
                                (3 months) (3 months)  (6 months)  (6 months)

    Amortization                      125        125         250         250
    Automobile                        913        983         988         983
    Bank Charges                    6,245      2,221      10,374       4,172
    Consulting                      3,400      -          16,089       -
    Corporate expense              84,470     31,934     148,237      78,310
    Depreciation - office          22,938     10,794      42,005      21,204
    Dues and subscriptions          1,648        413       3,014         638
    Insurance                      63,178     45,965     131,276      92,746
    Janitorial                      1,747      1,250       3,524       2,477
    Legal & accounting             63,597     17,316      96,373      52,623
    Miscellaneous                   3,675        594       58,77       1,078
    Office expense                 25,071     31,888      59,806      52,796
    Payroll taxes                  35,742     28,396      89,201      73,553
    Rent                            3,525     46,969      23,426      82,134
    Repairs and maintenance        14,969      1,953      17,425       4,850
    Salaries - office              92,937    129,839     190,295     230,130
    Taxes                           6,237      8,765      14,627      11,666
    Telephone                      23,143     16,808      45,212      29,422
    Utilities                      14,470     11,710      27,595      24,480
                                 --------   --------    --------    --------

    TOTAL GENERAL AND
       ADMINISTRATIVE EXPENSES   $468,030   $387,923    $925,594    $763,512
                                 --------   --------    --------    --------
                                 --------   --------    --------    --------