Form 10QSB
period 1997-09-30
DYNATEC INTERNATIONAL INC
filed 1997-11-19
CIK 752208

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

            [X] Quarterly Report Pursuant To Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For Quarter Ended: September 30, 1997
                      Commission file number:  0-12806


                         DYNATEC INTERNATIONAL, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                UTAH                                          87-0367267
     ----------------------------                         -------------------
     (State or other jurisdiction                           (I.R.S. Employer
         of incorporation or                              Identification No.)
            organization)

      3820 W. GREAT LAKES DR.
        SALT LAKE CITY, UT                                      84120
      -----------------------                                 ----------
       (Address of principal                                  (Zip Code)
         executive offices)

Registrant's telephone
number, including area code:  (801) 973-9500
                             ----------------

       Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
                  ---    ---

       The number of shares outstanding of the issuer's common stock as of
September 30, 1997, were 2,193,795.   The aggregate market value of voting
stock held by non affiliates of the Company at November 5, 1997 was $15,082,341.

Transitional small business disclosure format.  Yes     No X
                                                   ---    ---

                        PART 1. - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

     Reference is made to the attached Unaudited Consolidated Financial Statements for the third quarter and first nine months of calendar years 1997 and 1996. These Financial Statements are hereby incorporated by reference. The information for the Company's third quarter and first nine months of calendar years 1997 and 1996 ended September 30, 1997 and 1996 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the third quarter of calendar year 1997 ending on September 30, 1997 were $5,041,055. Total revenues for the third quarter of calendar year 1996 ending on September 30, 1996 were $2,605,008. This represents a 2,436,047 (93.5%) increase in revenues for the quarter ended September 30, 1997 compared to September 30, 1996. Total revenues for the nine month period ended September 30, 1997, were $11,086,616 compared to $7,464,220 for the nine month period ended September 30, 1996. This represents a $3,622,396 (48.5%) increase.

TELEPHONE ACCESSORIES

     The telephone accessories products experienced an overall decrease in sales. In total, the telephone accessories line experienced sales of $4,611,360 for the nine month period ended September 30, 1997, in comparison to $4,670,629 for the same nine month period in the prior calendar year. This represents an overall decrease of $59,269 (1%). Specifically, the Softalk product experienced a decrease of $80,620 (7%) over the same period for the prior year while the Mini-Softalk had an increase of $109,643 (38%). The Universal Softalk registered a sales decrease of $110,872 (29%) for the nine month period ending September 30, 1997 over the same period for the prior calendar year. The Universal Softalk is currently marketed to Lucent Technologies on an exclusive basis. The Softalk II product experienced a sales increase of $510,299 (62%). The Value Pack experienced a sales decrease of $392,337 in the first nine months of 1997. The Value Pack was introduced in 1996 and enjoyed large sales volumes due to the initial orders to fill distribution channels. The Twisstop product experienced a decrease in sales of $131,157 (10%). TwistCord sales increased by $7,272. The company recently introduced the Cord Manager product. The Cord Manager is a device that features a retractable phone cord which allows you to use your telephone headset a greater distance away from the base unit. Sales of the Cord Manager were $23,778 for the first nine months of 1997. In addition, the Company also introduced a new line of headset amplifiers featuring professional, studio-sound quality. Sales for this new line were $4,726 for the fist nine months of 1997.

HARDWARE/HOUSEWARES

     Hardware/Housewares products experienced an overall increase in sales of $471,350 (21%) in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Sofstop sales decreased $11,761 (6%) while Cover-Up and Hide-It sales decreased $100,794 (29%). Expand-A-Shelf and Mini Expand-A-Shelf experienced sales increases of $73,341 (7%) and $43,010 (54%) respectively, while Mega Expand-a-Shelf had a decline in sales of $15,071 (5%). The sales of Wedge products increased by $6,094 (5%). The Expandable Drawer Organizer and Medicine Cabinet Organizer experienced sales increases of $336,659 and $12,003 respectively. Both of these products were introduced late in 1996 and showed negligible sales in 1996. The Expandable Bookshelf experienced a sales decrease of $8,690 (17%). Management believes that the housewares line will continue to show overall increases as market penetration occurs. The Company introduced the Closet Hanger and Tote Bag products in late 1996 to compliment the hardware/housewares line. These products experienced sales of $94,371 and $34,982 respectively, for the first nine months of 1997. The overall housewares business is increasing as the company is adding new customers and expanding existing product lines.

MASS MARKET

     The Company has been aggressively pursuing the marketing of commodity type products to national mass market merchandisers. Sales in the mass market product lines increased $2,792,426 (855%) over 1996. Disposable camera sales through September 30, 1997 have increase $2,543,492 (779%) over the same nine month period for 1996. In addition, the Company recently began supplying audio tapes and three-piece flashlights with September 30, 1997 year-to-date sales of $146,628 and $102,306, respectively.

MISCELLANEOUS AND OTHER

     The miscellaneous product lines decreased in sales by $189,671 as the Company is winding down the sales of erasable boards and various other products. Packaging revenues have also declined as AT&T has made the decision to discontinue contract packaging of cellular phone accessories with the Company.

FLASHLIGHTS

     The Company has been aggressively pursuing the production of a line of flashlight products in the far east. The Company expects to have a full line of high end flashlight products available to market in the next quarter. Sales of flashlight products for the first nine months of 1997 amounted to $607,560. Virtually all of the sales were generated from the production of flashlights domestically. Management believes that substantial savings will result from the production of flashlights overseas.

PROFITABILITY

     The Company experienced a net profit of $648,926 in the third quarter of calendar year 1997, ended September 30, 1997, versus a profit of $5,418 for the three month period ended September 30, 1996. For the comparative nine month periods ended September 30, 1997 and 1996, the Company experienced a net profit of $215,782, compared to $94,669.


LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities is 1.24 at September 30, 1997 as compared to .96 at the calendar year audit date of December 31, 1996. The current assets at September 30, 1997 were $4,735,011 compared to $2,967,434 at December 31, 1996. The current liabilities of the company at September 30, 1997 were $3,830,482 compared to $3,088,908 at December 31, 1996.

     For the nine month period ending September 30, 1997 the company experienced an increase in their cash position of $45,602. For the nine month period ending September 30, 1996 the company experienced a $151,262 increase in cash.

                           PART II-OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

C.   Equity Securities Sold by the Registrant

               On March 11, 1997, at a regularly scheduled meeting, the Board of Directors approved a Regulation S offering of its common stock. The stock was made available to foreign investors at $2.00 per share. The bid price of the shares at March 11, 1997 was $3.87 per share. Regulation S stock is routinely offered at a discount from the bid price. The subscription agreements were executed in reliance upon the transaction exemption afforded by Regulation S based upon the following facts:

          1. The Regulation S stock purchasers were not U.S. persons as defined under Regulation S;

          2. At the time the buy order was originated, the purchasers were outside the U.S. as of the date of execution and delivery of the subscription agreements;

          3. Shares were purchased for purchasers own accounts and not on behalf of any U.S. person, sales had not been pre-arranged with a purchaser in the U.S., and all offers and resales of securities have been made in compliance with Regulation S provisions;

          4. The purchasers were not entities organized under foreign law by a U.S. person (as defined in Regulation S Rule 902 (o)) for the purpose of investing in unregistered securities, unless the purchasers were organized and owned by accredited investors (as defined in Regulation D, Rule 501 (a)) who are not natural persons, estates, or trusts;

          5. Purchase transactions were not pursuant to a fiduciary account where a U.S. person had discretion to make investment decisions for the account;

          6. To the knowledge of the registrant, all offers and sales of the Regulation S shares by purchasers prior to the expiration of a 40-day restricted period were only to be made in compliance with the safe harbor contained in Regulation S, pursuant to registration of securities under the 1933 Act, or pursuant to an exemption from registration. Offers and sales made after the expiration of the restricted period were to be made only after shares had been registered or became subject to exemption from registration. The restricted period began on the closing of the offering or upon the completion of the distribution of the offering as announced by the registrant;

          7. All offering documents received by purchasers included statements to the effect that the shares had not been registered under the 1933 Act and may not be offered or sold in the U.S. or to U.S. persons unless the shares become registered under the Securities Act of 1933 or an exemption from the registration requirements was available;

          8. The purchasers acknowledged that the purchase of the shares involved a high degree of risk, and that the purchasers could bear the economic risk of the purchase of the shares, including the total loss of their investment; and

          The following table shows sales of Regulation S securities of the Company during 1997:

                                                                  Offering
            Date of Sale      Title of Security    # of Shares     Price
          ----------------    -----------------    -----------    --------
          February 26, 1997     Common Stock         173,500       $1.44
          March 26, 1997        Common Stock         125,000       $2.00
          July 1, 1997          Common Stock         125,000       $2.00
          July 10, 1997         Common Stock         125,000       $2.00

     In the amended Form 10-KSB report of the Company electronically filed with the Securities and Exchange Commission on May 28, 1997 for the year ended December 31, 1996, the Company disclosed in the text of Items 10, 11, and 12 (at pages 14-17) of its annual report certain grants of options pursuant to the incentive stock option plans of the Company and the grant of certain non-qualified options. This information is incorporated herein by this reference. The grant of these options is deemed by the Company to be exempt from registration pursuant to Regulation D promulgated by the Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit List.
     None

(b)  Reports on Form 8-K.
     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 17th day of November, 1997.

                              DYNATEC INTERNATIONAL, INC.



                              -----------------------------------------
                              Donald M. Wood
                              President-Chief Executive Officer




                              /s/ JERRY R. ANDERSEN
                              -----------------------------------------
                              Jerry R. Andersen, C.P.A.
                              V.P. Finance-Chief Financial Officer

                         DYNATEC INTERNATIONAL, INC.

                 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1997 and 1996

                               C O N T E N T S

                                                                        Page
                                                                        ----

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION                   3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                           5

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY      6

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                           7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                      9

UNAUDITED CONSOLIDATED COSTS OF SALES (SCHEDULE 1)                       18

UNAUDITED CONSOLIDATED COST OF GOODS MANUFACTURED (SCHEDULE 2)           19

UNAUDITED CONSOLIDATED EXPENSES (SCHEDULE 3)                             19

The information for the Company's nine month period ended September 30, 1997 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of the results of operations for such period. Results for interim periods should not be considered as indicative of results for a full year.


                           DYNATEC INTERNATIONAL, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    September 30, 1997 and December 31, 1996

                                                                      Audited
                                                     Unaudited       Year-End
                 ASSETS                             September 30    December 31
                                                        1997           1996
                                                    ------------   ------------
CURRENT ASSETS
  Cash                                              $   285,747    $   240,145

Trade Accounts Receivable                             2,096,114      1,125,750
  Employee advances                                         532            - -
  Accounts Receivable-related parties
   (Note 11)                                                - -        145,419
  Accounts Receivable- other                            460,000            - -
  Inventory (Note 2)                                  1,848,167      1,256,440
  Prepaid expenses                                      394,916        133,997
  Deposits-Trade shows                                   11,875         15,617
  Prepaid taxes                                          37,660         46,160
  Unamortized debt issue costs                              - -          3,906
                                                    -----------    -----------
      TOTAL CURRENT ASSETS                            5,135,011      2,967,434

PROPERTY AND EQUIPMENT (Note 3)                       3,985,079      4,673,999

OTHER ASSETS
  Deposits                                               48,526         22,355
  Deferred tax asset                                     69,960         69,960
  Note receivable-related party (Note 11)                   - -        150,000
  License, patents and agreements (Note 4)              283,892        332,092
                                                    -----------    -----------
      TOTAL OTHER ASSETS                                402,378        574,407
                                                    -----------    -----------

        TOTAL ASSETS                                $ 9,522,468    $ 8,215,840
                                                    -----------    -----------
                                                    -----------    -----------

The accompanying notes are an integral part of these financial statements.

                                                                            Audited
                                                             Unaudited      Year-End
                                                           September 30    December 31
                                                               1997           1996
                                                           ------------    -----------
       LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Short-term notes payable (Note 5)                        $ 1,251,983    $ 1,222,722
  Current portion of long-term debt
   (Note 6)                                                    961,760        795,415
  Current portion of capital lease
   obligations (Note 7)                                         15,897         22,363
  Accounts payable                                             491,235        523,668
  Accounts payable-other                                       400,000            - -
  Accrued expenses                                             721,434        153,533
  Accrued advertising                                          281,370        304,500
  Accrued royalties payable                                     17,531         31,519
  Accrued royalties - related parties
   (Note 12)                                                    88,872         34,688
  Income taxes - current                                           400            500
                                                           -----------    -----------
         TOTAL CURRENT LIABILITIES                           4,230,482      3,088,908

LONG-TERM LIABILITIES
   Long-term debt (Note 6)                                   2,292,809      2,393,052
   Capital lease obligations (Note 7)                           48,862         76,196
   Deferred income taxes                                        13,402         13,402
                                                           -----------    -----------
         TOTAL LIABILITIES                                   6,585,555      5,571,558

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value (Note 10)
    Authorized  100,000,000 shares
    Issued        2,522,604 shares at September 30, 1997
                  1,974,104 shares at December 31, 1996         25,225         19,741
  Treasury Stock                                              (923,150)           - -
  Additional paid-in capital                                 4,590,214      3,595,699
  Retained earnings                                           (755,376)      (971,158)
                                                           -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                          2,936,913      2,644,282
                                                           -----------    -----------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 9,522,468    $ 8,215,840
                                                           -----------    -----------
                                                           -----------    -----------

                          DYNATEC INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three and Nine Month Periods Ended
                          September 30, 1997 and 1996

                                      Three Months    Three Months    Nine Months     Nine Months
                                     Ended Sept. 30  Ended Sept. 30  Ended Sept. 30  Ended Sept. 30
                                          1997           1996            1997             1996
                                       ----------      ----------      ----------      ---------
REVENUE                                $5,041,055      $2,605,008     $11,086,616     $7,464,220
COST OF SALES (Sch. 1)                  3,592,528       1,530,682       7,716,962      4,446,604
                                       ----------      ----------      ----------      ---------
GROSS PROFIT                            1,448,527       1,074,326       3,369,654      3,017,616

EXPENSES
  Selling expenses (Sch 2)                696,863         589,376       1,816,441      1,536,732
  Research and Development                 59,864          16,950         227,742         25,704
  General & adm exp (Sch 3)               433,439         419,329       1,359,033      1,182,841
                                       ----------      ----------      ----------      ---------
    TOTAL EXPENSES                      1,190,166       1,025,655       3,403,216      2,745,277
                                       ----------      ----------      ----------      ---------
OPERATING INCOME/(LOSS)                   258,361          48,671         (33,562)       272,339
                                       ----------      ----------      ----------      ---------
OTHER INCOME/(EXPENSE)
  Interest Income                           2,635           8,281           8,650         21,496
  Interest expense                       (109,089)        (63,581)       (332,861)      (166,191)
  Consulting Income                            --         (66,667)             --             --
  Loss from affiliate (Note 11)                --          77,097              --             --
  Bad debts                               (19,000)             --          32,500         23,000
  Gain (loss) on Sale of Asset            402,361         (11,074)        402,361         (9,675)
  Miscellaneous Income                    113,658         (21,363)        204,194             --
TOTAL OTHER INCOME/(EXPENSE)              390,565         (77,307)        249,844       (177,370)
                                       ----------      ----------      ----------      ---------
  Income/(loss) from
   Continuing Operations                  648,926         (28,636)        216,282         94,969
INCOME TAX EXPENSE
  Income tax expense (benefit)
   (Note 8)                                    --         (34,054)            500            300
                                       ----------      ----------      ----------      ---------
    NET INCOME/(LOSS)                  $  648,926      $    5,481      $  215,782      $  94,669
                                       ----------      ----------      ----------      ---------
                                       ----------      ----------      ----------      ---------
Earnings/ (loss) per share
 Continuing Operations                        .26             .01             .09            .10
                                       ----------      ----------      ----------      ---------
NET EARNINGS/(LOSS) PER SHARE          $      .26      $      .01      $      .09      $     .10
                                       ----------      ----------      ----------      ---------
                                       ----------      ----------      ----------      ---------

The accompanying notes are an integral part of these financial statements.

                       DYNATEC INTERNATIONAL, INC.
   UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Six Month Periods Ended September 30, 1997 and 1996

               Nine month period ending September 30, 1997
               -------------------------------------------
                                            Total                Additional
                                            Shares     Common     Paid-In      Retained     Contra-
                                            Issued      Stock     Capital      Earnings      Equity
                                           ---------   -------   ----------   -----------   ---------
BALANCE DECEMBER 31, 1996                  1,974,104   $19,741   $3,595,699   $  (971,158)         --

Shares issued pursuant to Regulation S
 Stock offerings                             548,500     5,485      997,516            --          --
Treasury stock (88,776 shares) received
 to satisfy debt                                  --        --           --            --   $(923,150)
Net Income (September 30, 1997)                   --        --           --       215,782          --
                                           ---------   -------   ----------   -----------   ---------
BALANCE SEPTEMBER 30, 1997                 2,522,604   $25,225   $4,093,199   $(1,404,302)  $(923,150)
                                           ---------   -------   ----------   -----------   ---------
                                           ---------   -------   ----------   -----------   ---------

               Nine month period ending September 30, 1996
               -------------------------------------------
                                            Total                Additional
                                            Shares     Common     Paid-In      Retained
                                            Issued      Stock     Capital      Earnings
                                           ---------   -------   ----------   -----------
BALANCE DECEMBER 31, 1995                    941,223   $ 9,412   $2,699,238   $    73,991
Shares issued for rights
 & non-compete                                 6,306        63       19,927            --
Net Income (September 30,1996)                    --        --           --       215,782
                                           ---------   -------   ----------   -----------
BALANCE SEPTEMBER 30, 1996                   947,529   $ 9,475   $2,719,165   $   289,773
                                           ---------   -------   ----------   -----------
                                           ---------   -------   ----------   -----------

The accompanying notes are an integral part of these financial statements

                       DYNATEC INTERNATIONAL, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  For The Three and Nine Month Periods Ended September 30, 1997 and 1996

                        RECONCILIATION OF NET INCOME TO NET
                        CASH PROVIDED BY OPERATING ACTIVITIES

                                            Three Months Ended           Six Months Ended
                                         Sept. 30         Sept. 30    Sept. 30       Sept. 30
                                            1997            1996         1997          1996
                                       ------------     ----------  -------------   ----------
Net Income (loss)                      $   648,926           5,418       215,782        94,669
Adjustments to reconcile
 net (loss) to net cash
 provided by operating
 activities:
  Depreciation                              93,756          83,137       317,976       233,420
  Amortization                              16,067          25,442        48,201        76,326
  (Gain)/Loss on sale of assets           (402,361)           -         (402,361)         -
  Change in assets & liabilities:
    Decrease (increase) in
     accounts receivable                  (765,885)       (103,925)     (970,364)     (248,577)
Decrease (increase) in
  Employee advances                           (122)          1,848          (532)        3,838
Decrease (increase) in
     inventory                            (187,737)         91,940      (591,727)      192,131
    Decrease (increase) in
     prepaid expenses                      (78,888)       (68,416)      (260,919)      (53,011)
    Decrease (increase) in
     prepaid income taxes                     -               -            8,500          -
    Decrease (increase) in
     prepaid royalties-related                -             22,221          -           15,672
    Decrease (increase) in
     deposits                               73,603           7,112       (22,429)      (36,395)
    Decrease (increase) in
     debt issue costs                        1,042           2,344         3,906         7,032
    Decrease (increase) in
     deferred tax assets                      -               -             -           (5,532)
    Decrease (increase) in
     other assets                           90,356            -             -             -
    Increase (decrease) in
     accounts payable                      217,893          94,293       (32,433)      229,796
    Increase (decrease) in
     accrued expenses                      266,296          45,387       567,901        14,201
    Increase (decrease) in
     royalties payable                     (22,601)         (1,834)      (13,988)        1,126
    Increase (decrease) in
     royalties payable-related              42,629            -           54,184          -
    Increase (decrease) in a
     income tax payable                       -            (41,794)         (100)      (29,429)
    Increase (decrease) in
     accrued advertising                    40,149          45,000       (23,130)      (30,000)

     TOTAL ADJUSTMENTS                 $  (615,803)     $  202,755  $ (1,317,315)   $  370,598
                                       -----------      ----------  ------------    ----------
                                       -----------      ----------  ------------    ----------
NET CASH PROVIDED
  (USED) BY OPERATING
  ACTIVITIES                           $    33,123      $  208,173  $ (1,101,533)   $  465,267
                                       -----------      ----------  ------------    ----------
                                       -----------      ----------  ------------    ----------


The accompanying notes are an integral part of these financial statements.

                        DYNATEC INTERNATIONAL, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   For The Three and Nine Month Periods Ended September 30, 1997 and 1996

                                            Three Months Ended           Six Months Ended
                                         Sept. 30         Sept. 30    Sept. 30       Sept. 30
                                            1997            1996         1997          1996
                                       ------------     ----------  -------------   ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from sale of assets           1,196,687          17,778     1,196,687        17,778
  Received from related parties               -             41,538       295,419        37,661
  Stock issuance for rights
    and non-compete                           -              6,663          -           19,989
  Issuance of Stock pursuant to
    a Regulation S offering                500,000            -        1,000,000          -
  Receipt of Treasury Stock               (743,150)           -         (923,150)         -
  Capital expenditures                    (291,091)     (2,400,783)     (423,384)   (2,571,071)
  Minority Interest in affiliate              -            (77,097)         -             -
  Construction in Progress                    -          1,460,538          -          592,810
  Advances to third parties                (60,000)        (81,833)      (60,000)      (81,833)
  Advances to affiliate                       -             68,087          -         (341,788)
                                       -----------      ----------  ------------    ----------
NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES                   602,446        (965,109)    1,085,572    (2,326,454)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net borrowings (payments)
   under line of credit
   agreements                             (219,819)        333,823        29,260       733,824
  Net (payments) borrowings
   under capital lease obligations         (21,016)         45,433       (33,800)       67,105
  Net (payments) borrowings
   on long-term debt                      (219,331)      2,119,466        66,103     2,073,264
  Net borrowings (payments)
    on construction obligations               -         (1,531,071)         -         (861,744)
                                       -----------      ----------  ------------    ----------

NET CASH (USED) BY
FINANCING ACTIVITIES                      (460,166)        967,643        61,563     2,012,449

NET INCREASE (DECREASE)
   IN CASH                                 175,403         210,707        45,602       151,262
  CASH AT BEGINNING OF
   PERIOD                                  110,344         259,478       240,145       318,923

  CASH AT END OF PERIOD                $   285,747      $  470,185  $    285,747    $  470,185
                                       -----------      ----------  ------------    ----------
                                       -----------      ----------  ------------    ----------
NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

Capital acquisitions financed by:
  Accounts payable                         236,979         109,358       369,272       138,210
  Capital lease obligations                   -             33,873          -           33,873
 Receipt of stock in exchange
     For debt                              180,000            -          923,150          -

The accompanying notes are an integral part of these financial statements.

                          DYNATEC INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CHANGE OF REPORTING PERIOD
          The Company elected to change its year-end from June 30 to December 31, first effective for the period ended December, 1995.

          The accompanying consolidated financial statements present the results of operations, changes in stockholders' equity and cash flows for the nine months ended September 30, 1997 and 1996.

          CASH AND CASH EQUIVALENTS
          For purposed of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

          ACCOUNTS RECEIVABLE
          Accounts receivable are reflected net of allowance for doubtful accounts in the accompanying consolidated financial statements. These amounts were determined to be $28,966 and $29,000 at September 30, 1997 and December 31, 1996 respectively.

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

                          DYNATEC INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The differences relate primarily to depreciable assets and intangible assets, which use different methods and lives for depreciation and amoritization for financial statement and income tax purposes, and inventory differences between financial statement and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

          REVENUE RECOGNITION
          Revenue recognition is on an accrual basis when goods are shipped to a customer.

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

          The Company places its temporary cash investments with high quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. At September 30, 1997, the Company had bank deposits in excess of federally insured limits.

                          DYNATEC INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2  - INVENTORY
          Inventory as of September 30, 1997 and December 31, 1996 is summarized as follows:

                                         September 30    December 31
                                             1997           1996
                                         ------------    ------------
                    Raw                   $  696,969     $  583,138
                    Finished               1,151,198        673,302
                                          ----------     ----------
                                          $1,848,167     $1,256,440
                                          ----------     ----------
                                          ----------     ----------

          Dynatec inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) method.

          The current cost of inventories exceeds the carrying amount by less than $60,000 at September 30, 1997.

NOTE 3 -  PROPERTY AND EQUIPMENT
          Property and equipment as of September 30, 1997 and December 31, 1996 are detailed in the following summary:
                                                 September 30    December 31
                                                     1997           1996
                                                 ------------    -----------
          Equipment                               $2,480,833      2,977,130
          Office Equipment                           264,894        301,114
          Signs and Show Booths                       22,275         17,198
          Vehicles                                   104,000         65,588
          Capital Leases                              82,357         91,857
          Land                                       626,153        626,153
          Building & Improvements                  2,214,144      2,214,144
                                                  ----------     ----------
                                                   5,794,656      6,293,184
          Less accumulated depreciation            1,809,577      1,619,185
                                                  ----------     ----------
                                                  ----------     ----------

          NET PROPERTY & EQUIPMENT                $3,985,079     $4,673,999
                                                  ----------     ----------
                                                  ----------     ----------

                          DYNATEC INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996

          Depreciation expense is computed principally on the straight line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation for the nine months ended September 30, 1997 amounted to $ 317,976 ($ 233,420 for September 30, 1996).

NOTE 4  - LICENSE, PATENTS AND AGREEMENTS
          These agreements represent amounts paid for the rights to manufacture, produce, sell and market various products. In March 1995, the Company purchased the rights and customer list for the doorstop product line from All R Prodx, Inc. for $100,000. In addition, a five year non-competition agreement was entered into with All R
          Prodx, Inc. and its shareholder for $ 62,500. The remainder of said costs are associated with agreements for the telephone accessory lines. Such costs are amortized on the straight-line method in amounts sufficient to write off the costs over their estimated economic lives. Most of these rights are non-exclusive. Amortization for the nine months ended September 30, 1997 amounted to $48,201 ($76,326 for 1996).

NOTE 5  - SHORT-TERM NOTES PAYABLE
          Short-term notes payable as of September 30, 1997 and December 31, 1996, are detailed in the following summary:

          The short-term note payable consists of a revolving line-of-credit with a bank up to $1,500,000 bearing interest at a rate 1.0% over prime, with interest payable monthly. The note is secured by accounts receivable, inventory and equipment and is personally guaranteed by the chief executive officer of the Company who is also a director. The note is due December 10, 1997. As of September 30, 1997 and December 31, 1996, the outstanding balance of this revolving line-of-credit note payable was $1,251,983 and $1,222,722 respectively.

          Under the terms of the aforementioned bank line-of-credit, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At September 30, 1997 the Company had a ratio of current assets to current liabilities of 1.21 to 1 which is not in compliance with the provisions requiring a ration of no less than 1.5 to 1.

          Pertinent data regarding aggregate short-term borrowings as of September 30, 1997 and December 31, 1996 is as follows:

                                                  September 30    December 31
                                                      1997           1996
                                                  ------------    -----------
          Maximum Outstanding                      $1,471,802     $1,453,340
          Average Outstanding                       1,166,016      1,038,877
          Weighted average interest rate                 9.73%          9.27%

                           DYNATEC INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996

NOTE 6  - LONG-TERM DEBT
          Long-term notes payable as of September 30, 1997 and December 31, 1996, are detailed in the following summary:

                                                      September 30  December 31
                                                          1997          1996
                                                      ------------  -----------
          Revolving line of credit up to $1,000,000
           payable to a bank, interest at prime plus
           1.0% until April 30, 1997; secured by
           machinery & equipment amortized
           over 60 months                               881,868        620,552
          Note payable to a company due in
           quarterly installments of $15,908
           with interest at 8.0% due December 1996        - -           15,596
          Note payable to a company due in
           a lump sum of $25,000; due March
           1997 or sooner based on product
           sales; interest at 8% unsecured                - -           25,000
          Note payable to a company; due in
           annual installments of $79,560
           plus interest at 7% beginning
           December 31, 1997; unsecured                 195,992        238,680
          Note payable to a financial
           institution; due in monthly
           installments of $455 for 60
           months thru November 2001
           with interest at 8.75%; secured
           by a vehicle                                  18,941         21,958
          Note payable to an unrelated company;
           due in monthly installments of
           $1,160 plus accrued interest for
           72 months thru December 2002
           with interest at 7.9%; secured by
           machinery & equipment                          - -           82,400
          Note payable to a bank; due in
           monthly installments of $10,234
           for 300 months thru November 2021
           with interest at 9.25%; secured by an
           office and warehouse building and
           related land and personal guarantees
           and real estate of the Company's CEO
           who is also a director                     1,185,630      1,194,602

                           DYNATEC INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996

NOTE 6 -  LONG-TERM DEBT (Continued)

                                                     September 30    December 31
                                                         1997           1996
                                                     ------------    -----------
          Note payable to the small business
           administration; due in monthly
           installments of $8,541 for 240
           months with interest at 7.31%
           thru August 2016; secured by an
           office and warehouse building, land
           and personal guarantees of the
           Company's CEO who is also a director          972,138       989,679

          Total long-term debt                         3,254,569     3,188,467
          Less: current portion                         (961,760)     (795,415)
                                                      ----------    ----------

          Total long-term debt excluding
          current portion                             $2,292,809    $2,393,052
                                                      ----------    ----------
                                                      ----------    ----------

          Aggregate maturities are as follows:

          Year ending September 30,      1998         $1,004,341
                                         1999            126,200
                                         2000             87,440
                                         2001             54,830
                                         2002             54,752
                                        Later          1,927,006
                                                      ----------

          Total Long-Term Debt                        $3,254,569
                                                      ----------
                                                      ----------

NOTE 7  - LEASES
          All non-cancelable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the definitions in Financial Accounting Standards Board Statement No. 13, "Accounting for Leases".

          The following analysis represents property under capital lease at September 30, 1997 and December 31, 1996.

                                                   September 30   December 31
                                                       1997          1996
                                                   ------------   -----------
          Equipment                                  $ 82,357       $91,857
          Less:  Accumulated depreciation             (15,835)       (5,211)
                                                     --------       -------
          Net property under capital lease           $ 66,522       $86,646
                                                     --------       -------
                                                     --------       -------

                           DYNATEC INTERNATIONAL, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996

          At September 30, 1997, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

                                                     Capital     Operating
                                                     Leases       Leases
                                                    --------     ---------

          Year Ended September 30:  1998            $ 20,786     $ 15,580
                                    1999              20,786        7,053
                                    2000              17,363        3,305
                                    2001              13,675        3,030
                                    2002                -            -
                                    Later years         -            -
                                                    --------     --------

          Total minimum lease payments              $ 72,610     $ 28,968
          Less:  Interest                             (7,850)    --------
                                                    --------     --------
          Present value of net minimum
           lease payments                           $ 64,760
          Less:  Current portion                     (15,897)
                                                    --------
          Capital lease obligations
           payable long-term                        $ 48,863
                                                    --------
                                                    --------


NOTE 8  - INCOME TAX EXPENSE
          The provisions for taxes on earnings from continuing operations consisted of the following:

                                                09-30-97       09-30-96
                                                --------       --------
          Current
            Federal                               $ -            $ -
            State                                  500            300
                                                  ----           ----
                                                   500            300
                                                  ----           ----
                                                  ----           ----

NOTE 9 -  MAJOR CUSTOMERS
          Sales to major customers for the nine months ended September 30, 1996 are summarized as follows:
                                                                  Percent of
                                                       Sales     Company Wide
          Customer                                    Dollars      Revenues
          --------                                   ----------  ------------
          Dolgencorp                                 $3,306,723      29.8%

                         DYNATEC INTERNATIONAL, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 and 1996


NOTE 10 - COMMON STOCK

          On March 11, 1997, at a regularly scheduled meeting, the Board of Directors approved Regulation S offerings of its common stock. The stock was made available to foreign investors at $2.00 per share. The bid price of the shares at March 11, 1997 was $3.87 per share. Regulation S stock is routinely offered at a discount from the bid price.

          During June 1997, the Company received 18,000 shares of stock in exchange for debts owed to the Company. These shares were recorded at the fair market value of $10.00 per share. In July 1997, the Company received an additional 70,776 shares of stock in exchange for assets sold by the Company. The shares received for these transactions is represented as treasury stock at a price of $10.50 per share.

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

NOTE 12 - STOCK OPTION PLAN

          In 1996 and 1992, the Company stockholders approved Incentive Stock Option Plans for the benefit of the officers and employees of the Company and its subsidiaries. Options to issue a total of 117,000 shares of the Company's common stock were authorized, granted and exercised pursuant to these plans prior to December 31, 1995 at prices ranging from $1.00 to $1.38 per share, taking into account all reverse and forward splits of the Company's common stock. In November 1996, the stockholders of the Company approved an additional Incentive Stock Option Plan for the benefit of the officers and employees of the Company and its subsidiaries.

          The November 12, 1996 plan authorizes the officers and directors of the Company to grant for a period of up to 10 years, options to issue 300,000 shares of the Company's common stock, taking into consideration the 1 1/2 for 1 stock split, at a price equal to market value as of the date the option is granted. Options granted are for five years and are exercisable upon issuance. As of September 30, 1997, 200,000 shares have been granted pursuant to this plan.

                         DYNATEC INTERNATIONAL, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 and 1996

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

          The board of directors also authorized 537,000 shares to Muito Bem at $2.00 for consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts.

          In addition, WAC Research, Inc. is authorized to receive 200,000 shares at a strike price of $2.00 per share for past forgiveness and the reduction of royalties as well as the assumption of Company travel liabilities and the purchasing of questionable assets from the Company as a financial assistance to the Company.

                          DYNATEC INTERNATIONAL, INC.
                     UNAUDITED CONSOLIDATED COSTS OF SALES
                          September 30, 1997 and 1996

                                  SCHEDULE 1

                                             Three Months Ended            Nine Months Ended
                                           Sept. 30       Sept. 30       Sept. 30     Sept. 30
                                             1997           1996           1997         1996
                                           --------       --------       --------     --------
COST OF GOODS
MANUFACTURED
  Beginning inventory-raw                $  864,024     $  372,761     $  583,138    $  390,490
  Raw materials purchased                 3,069,836      1,072,811      6,170,079     3,138,200
  Freight in                                164,405         44,047        341,570       156,166
  Depreciation & Equipment Rental            70,898         56,328        244,311       155,439
  Labor                                     220,918        153,272        735,004       461,746
  Repairs & maintenance                       9,336             --         16,021         9,630
  Miscellaneous - direct                     23,521         21,767         69,148        66,834
  Engineering, other                         21,250                        74,290
 Less: ending inventory-raw                (684,941)      (433,783)      (696,969)     (433,783)
                                        -----------    -----------     ----------    ----------
TOTAL COST OF GOODS
  MANUFACTURED                          $ 3,759,247    $ 1,287,203     $7,536,592    $3,944,722
                                        -----------    -----------     ----------    ----------
                                        -----------    -----------     ----------    ----------


COST OF FINISHED GOODS
  Beginning Inventory-finished goods        796,406        784,228        673,302       866,690
  Purchases                                  87,223              -        388,333             -
  Amortization                               15,942         25,318         47,826        75,951
  Less: Ending Inventory-
   Finished goods                        (1,151,198)      (631,266)    (1,151,198)     (631,266)
                                        -----------    -----------     ----------    ----------

TOTAL COST OF
  FINISHED GOODS                           (251,627)       178,280        (41,737)      311,375

ROYALTIES                                    84,908         65,199        222,107       190,507

TOTAL COST OF SALES                     $ 3,592,528    $ 1,530,682     $7,716,962    $4,446,604
                                        -----------    -----------     ----------    ----------
                                        -----------    -----------     ----------    ----------

                          DYNATEC INTERNATIONAL, INC.
               UNAUDITED CONSOLIDATED COST OF GOODS MANUFACTURED
                          September 30, 1997 and 1996

                                  SCHEDULE 2

                                    Three Months Ended           Nine Months Ended
                                 Sept. 30       Sept. 30      Sept. 30       Sept. 30
                                   1997           1996          1997           1996
                                 --------       --------      --------       --------
SELLING EXPENSES
 Advertising                     $ 87,862       $127,868     $  267,436     $  202,808
 Commissions                      225,178        149,908        487,252        409,272
 Depreciation - selling             5,058         14,361         14,444         44,330
 Freight out                      103,188         90,560        296,388        269,720
 Miscellaneous                      8,752            367         23,414          5,765
 Promotions & Literature           52,944         37,369        143,439        103,783
 Salaries-sales                   152,803        136,770        413,116        391,874
 Travel & entertainment            61,078         32,173        170,952        109,180
                                 --------       --------     ----------     ----------
 TOTAL SELLING EXPENSES          $696,863       $589,376      1,816,441      1,536,732
                                 --------       --------     ----------     ----------
                                 --------       --------     ----------     ----------

--------------------------------------------------------------------------------

                        UNAUDITED CONSOLIDATED EXPENSES

                                  SCHEDULE 3

GENERAL & ADMINISTRATIVE EXPENSES
 Amoritization                      $    125       $    125     $      375     $      375
 Automobile                               48          3,311          1,036          4,294
 Bank Charges                         10,355          3,186         20,729          7,358
 Consulting                            4,120              0         20,209              0
 Corporate expense                    97,439         32,584        245,676        110,894
 Depreciation- office                 20,803         12,919         62,808         34,123
 Dues and Subscriptions                  817            903          3,831          1,541
 Insurance                            76,622         53,337        207,898        146,083
 Janitorial                            2,484          2,754          6,008          5,231
 Legal & accounting                   28,639         36,028        125,012         88,651
 Miscellaneous                         6,981         10,036         12,858         11,114
 Office Expense                       29,119         33,975         88,925         86,771
 Payroll Taxes                        33,970         24,943        123,171         98,496
 Rent                                  4,000         34,666         27,426        116,800
 Repairs and Maintenance               1,032          4,901         18,457          9,751
 Salaries-office & officers           63,880        128,947        254,176        359,077
 Taxes                                11,325          4,977         25,952         16,643
 Telephone                            25,520         17,320         70,732         46,742
 Utilities                            16,160         14,417         43,755         38,897
                                    --------       --------     ----------    -----------
   TOTAL GENERAL &
     ADMIN. EXPENSES                $433,439       $419,329     $1,359,034     $1,182,841
                                    --------       --------     ----------    -----------
                                    --------       --------     ----------    -----------