Form 10KSB
period 1997-12-31
DYNATEC INTERNATIONAL INC
filed 1998-04-27
CIK 752208

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Year Ended December 31, 1997,
                        Commission file number:  0-12806

                           DYNATEC INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          UTAH                                     87-0367267
          ----------------------------             -------------------
          (State or other jurisdiction             (I.R.S. Employer
          of incorporation or                      Identification No.)
          organization)

          3820 Great Lakes Drive
          Salt Lake City, UT 84120
          --------------------------------
          (Address of principal (Zip Code)
          executive offices)

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
     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the calendar year ended December 31, 1997 were $14,566,079.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid asked price of the Common Stock on April 14, 1998 as reported on the NASDAQ Stock Market, was approximately $17,834,410.

     As of April 14, 1998 Registrant had outstanding 2,780,112 shares of Common Stock.

     Transitional Small Business Disclosure Format.  Yes    No X
                                                        ---   ---

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE

ITEM 1    DESCRIPTION OF BUSINESS.........................................   1

1.1       General Description of Business,
          Marketing and Market Segment Information
1.2       Subsidiaries
1.3       Raw Materials and Suppliers
1.4       Trademarks and Patents
1.5       Seasonal Nature of Products
1.6       Inventory Load and Backlog Orders
1.7       Major Customers
1.8       Competitive Conditions in the Market
1.9       Environmental Regulation
1.10      Number of Persons Employed

ITEM 2    DESCRIPTION OF PROPERTIES......................................    6

ITEM 3    LEGAL PROCEEDINGS..............................................    6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.......................................................    6



                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS................................    7

ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONS AND
           RESULTS OF OPERATIONS.........................................    7

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.....................   10

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES...........................   12

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS,
          PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE
          ACT...........................................................    13

ITEM 10   EXECUTIVE COMPENSATION........................................    14

ITEM 11   SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT..............................    16

ITEM 12   CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS..........................................    18



                                    PART IV

ITEM 13   EXHIBITS, FINANCIAL STATEMENTS AND
          SCHEDULES AND REPORTS
          ON FORM 8-K...................................................    20

            (a) Consolidated financial statements, financial schedules, and supplemental information
            (b) Reports on Form 8-K
            (c) Exhibits Index

            SIGNATURES.................................................     21

                                    PART I

ITEM 1.   BUSINESS

     1.1 GENERAL DESCRIPTION OF THE BUSINESS OF THE COMPANY - MARKETING AND MARKET SEGMENT INFORMATION. Dynatec International, Inc., is engaged in the manufacture and distribution of consumer products.


TELEPHONE ACCESSORIES

     Historically the telephone accessory products have been the principal source of revenues for the Company. The telephone shoulder rest products are currently distributed by the Company under the trade names of "Softalk" (R) "Mini-Softalk" (TM) "Softalk II" and "Universal Phone Rest". Other telephone accessory products include "Twisstop", "Twist Cord", "Value Pack", and "Cord Manager". For the calendar year ended December 31, 1997, revenues from the telephone accessory products accounted for 41.6% of the total revenues of the Company and 63.3% of revenues for the year ended December 31, 1996. Major customers in this category include United Stationers, Lucent Technologies, Boise Cascades, Radio Shack, Staples, and Gemini Industries.


HARDWARE/HOUSEWARES

     For the calendar year ended December 31, 1997, the hardware/housewares products of the Company accounted for 24.8% of the revenues of the Company compared to 30.3% of Company revenues for the year ended December 31, 1996. The hardware products currently being sold by the Company include the "Expand-A-Shelf", "Mini Expand-A-Shelf", "Mega Expand-A-Shelf", "Expandable Book Shelf", "Sofstop", "Cover-Up", "Hide It", "The Wedge", "Super Wedge" , "Medicine Cabinet Organizer", "Drawer Organizer", "Freedom Hanger", "Expand-A-Drawer", "Expanding-Roll-Out", and "Easy Reach Roll-Out" shelves. The hardware products are being sold directly to retail stores, distributors, and catalogs including National Manufacturing, Lechters, Container Store, Sams Club, Walmart, Target, Bed Bath & Beyond, and others.


MASS MARKET

     The Company has been aggressively pursuing the marketing of commodity type products to national mass-market merchandisers, such as Dolgencorp, Inc. Such products included disposable cameras, audio cassette tapes, three piece flashlights, and disposable lighters to Dolgencorp. Sales for these types of products accounted for 26.7% and 3.3% of the Company's revenues for the years ended December 31, 1997 and 1996, respectively.


FLASHLIGHT

     The Company has been aggressively pursuing the establishment of manufacturing sources in the Far East for a line of flashlight products. Sales of flashlight products for the year ended December 31, 1997 amounted to $892,828 or 6.1% of the Company's total revenues. Flashlight sales in 1996 were nominal. Management believes that substantial savings will result from the production of flashlights overseas. During July of 1997, assets previously used for domestic production of flashlights were sold. The resulting receivable on the sale was settled by the receipt of treasury stock.


TELECOMMUNICATION HEADSETS

     The Company has invested significant capital in Research and Development (R&D). The Company has been developing a new line of telephonic/computer headset amplifiers and headset telephones during the years ended December 31, 1997 and 1996. Most of the $91,638 in revenues from sales of these new headset lines for the year ended December 31, 1997 were generated from fourth quarter sales. During the last quarter of 1997, the Company received initial orders from Lucent Technologies to provide headsets to be delivered in 1998.


MISCELLANEOUS

     Miscellaneous products of the Company include the "Softalk Erasable Board" a soft wipe erasable planning board for office and personal use, as well as product packaging for AT&T and the Fuji Novel Battery Line. The miscellaneous products segment accounted for less than one percent of revenues for the year ended December 31, 1997.


     1.2 SUBSIDIARIES OF THE COMPANY. For the year ended December 31, 1997, the Company conducted most of its operations through certain of its subsidiaries. The name of the subsidiary, the date of organization, date of acquisition by the Company, and percentage owned by the Company are set out in chart form below.

                                                        Date       Percentage
                                                      Acquired       Shares
                                    Date                 By           held
    Subsidiary                    Organized           Company      by Company
--------------------------------------------------------------------------------
(1) Softalk, Inc.                  7/15/82             4/18/83        100%
(2) Arnco Marketing, LTD           7/22/86             9/30/91        100%
(3) Nordic Technologies, Inc.      10/25/96            10/25/96       100%
(4) SofTalk Communications, Inc.   12/23/96            12/23/96       100%
--------------------------------------------------------------------------------

     (1) Engaged in the manufacturing/sourcing and distribution of the telephone accessory, hardware/housewares, and mass market products of the Company.

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

     The Company, to date, has relied upon approximately fifteen primary suppliers for plastic and other materials ordered to specification for its assembly, manufacturing, and marketing processes. The Company has not experienced any shortage of plastic products or of plastisol in the past year, and does not anticipate any shortage in the future. However, the Company anticipates increases in the price of plastics products, freight, and packaging in calendar year 1998. Additionally, the Company purchases the majority of products to be sold from a combination of various domestic and foreign suppliers. Both domestic and foreign suppliers have demonstrated continued dependability in supplying quality product in a timely manner.

     1.4 TRADEMARKS AND PATENTS. The Company currently owns or has a contract right in Federal Trademark and Patent Registry filed for the following products, as well as certain Foreign Trademark and Patent Rights.

--------------------------------------------------------------------------------
TRADEMARKS

                                                                      Year of
                                                                     Trademark
                                                     Trademark       Expiration
           Product             Country             Granted/Filed     or Renewal
--------------------------------------------------------------------------------
(a) Softalk                    U.S.A.                08/10/90      Each 20 Years
                               Canada                02/05/81      Each 15 Years
(b) Mini-Softalk               U.S.A.                08/10/90      Each 20 Years
(c) Sofstop                    U.S.A.                08/04/92      Each 10 Years
(d) The Wedge                  U.S.A.                10/20/92      Each 10 Years
(e) Wall Saver                 U.S.A.                07/15/97      Each 10 Years
(f) Expand-A-Shelf             U.S.A.                09/24/95           ----
(g) Phoneworks                 U.S.A.                05/10/96           ----
(h) Audioworks                 U.S.A.                05/10/96           ----
(i) Videoworks & Design        U.S.A.                05/10/96           ----
(j) Easy Reach                 U.S.A.                02/21/97           ----
(k) Tele Link                  U.S.A.                04/10/97           ----
(l) Computer Link              U.S.A.                04/10/97           ----
(m) Power Link                 U.S.A.                04/10/97           ----
(n) Pace Setter                U.S.A.                04/10/97           ----
(o) Power Phone                U.S.A.                04/10/97           ----
(p) Smart Sound                U.S.A.                04/10/97           ----
(q) Softalk Design             U.S.A.                04/09/96      Each 10 Years
(r) Mini Softalk Design        U.S.A.                05/21/96      Each 10 Years
(s) Cord Manager               U.S.A.                09/16/97      Each 10 Years



                               Canada                10/27/97      Each 15 Years
                               European Community    05/31/96           ----
                               Japan                 09/24/96           ----
(t) Home Organization          U.S.A.                07/23/97           ----
(u) Nordic Lite                U.S.A.                04/03/96           ----
(v) Nordic Helmet Design       U.S.A.                07/05/97      Each 10 Years
(w) Smoke Cutter               U.S.A.                12/23/97      Each 10 Years
(x) Nite-Site-Lite             U.S.A.                12/18/90      Each 10 Years
(y) Zoom Switch                U.S.A.                08/19/96         ----
--------------------------------------------------------------------------------


PATENTS

                                                                      Year of
                                                                       Patent
                                                        Patent       Expiration
Product                            Country           Granted/Filed   or Renewal
--------------------------------------------------------------------------------
(a) Universal Softalk              U.S.A.               09/06/94         2011
(b) Softalk II                     U.S.A.               02/11/92         2009
(c) Expand-A-Drawer                U.S.A.               08/09/96         ----
(d) Easy Reach Roll-Out            U.S.A.               08/01/97         ----
(e) Expand-A-Shelf, Book Edition   U.S.A.               06/25/96         2013
(f) Door Protector                 U.S.A.               01/10/95         2012
(g) Interchangeable Doorstop       U.S.A.               02/18/97         2014
(h) Zoom Light                     U.S.A.               07/24/96         ----
                                   PCT                  11/10/97         ----
(i) Switch w/Spare Bulb Carrier    U.S.A.               11/14/89         2007
(j) Flashlight w/Switch Assembly   U.S.A.               06/27/89         2007
(k) Flashlight w/Nite-Site-Lite    U.S.A.               05/07/91         2008
(l) Cord Manager                   U.S.A.               08/19/96         ----
                                   Canada               06/25/97         ----
                                   China                07/31/97         ----
                                   Taiwan               08/15/97         ----
                                   PCT                  07/29/97         ----
(a) Medicine Cabinet Organizer     U.S.A.               07/15/93         ----
(b) Spring Wedge                   U.S.A.               07/18/96         2008
(c) Hole-in-the-Wall               U.S.A.               10/02/84         ----
--------------------------------------------------------------------------------

     Management believes that the trademark protection afforded by the described trademarks is important to each of the products identified above.

     1.5 SEASONAL NATURE OF PRODUCTS. Because the Company sells several of the telephone accessories and the hardware/housewares products to retailers, seasonality is common for these segments. Historically, the retail market performs better during third and fourth quarter of each calendar year.

     1.6 INVENTORY SUPPLY AND BACKLOG ORDERS. The Company has followed a standard policy of shipping within forty-eight hours of receipt of payment on orders, or within forty-eight hours of orders on approved credit lines with the exception of large hardware/housewares orders. Such orders are filled within two to four weeks. The Company has been able to ship within the foregoing guidelines on almost all occasions. The Company keeps an inventory of approximately two months of all products in order to meet the shipping policy.

     1.7 MAJOR CUSTOMERS. For the calendar year ended December 31, 1997, 15% of the telephone accessory products were distributed through sales to United Stationers whose headquarters are at 1900 South Des Plaines Ave., Forest Park, IL 60130. Another 13% of sales of the telephone accessory products were distributed through S.P. Richards whose headquarters are at P.O. Box 1266, Smyrna, GA 30081. Boise Cascade, whose headquarters are at 800 West Bryn Mawr Road, Itasca, IL 60143, accounted for another 11% of sales in the telephone accessory product category.

     For the year ended December 31, 1997, 17% of the hardware/houseware products were distributed through Walmart whose headquarters are at 702 S.W. 8th Street, Bentonville, AR 72716. Another 12% of the hardware/houseware products was to Target Stores whose headquarters are at P.O. Box 1392, Minneapolis, MN55440-1392. National Manufacturing, whose headquarters are at 1 First Avenue, Sterling IL 61081, accounted for another 11% of the distribution of the hardware/houseware products.

     Dolgencorp, Inc., whose headquarters are at 427 Beech Street, Scottsville, KY 42164 accounted for virtually all of the Company's mass market revenues of $3,900,000 for the year ended December 31, 1997.

     Dolgencorp, Inc. was the only customer who accounted for more than 10% of total Company revenues. The loss of a single customer in any of the other product lines of the Company would not have a significant, adverse effect on the Company as a whole.

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

     The doorstop products, as with other hardware items, experience significant competition with numerous other doorstop products, but are substantially different than traditional doorstops. Competition with this product is largely on the basis of price, although it is believed that the Company's products are competitively priced. The majority of the other products could be easily replicated, although the mold costs for such products could be substantial. The Company also has legal protection on various products in the forms of various trademarks and patents.

     The Company believes that both the flashlight and telephonic headset markets are also very competitive. However, the Company feels that its proprietary rights for both flashlights and headsets, as well as innovative features, provide the Company with a strong ability to compete in each of these markets.

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

     1.10 NUMBER OF PERSONS EMPLOYED. The Company employs a full-time sales, administrative and clerical staff of 20 people. The Company also has an average monthly assembly, warehouse and distribution staff of approximately 45 people. The number of assembly, warehouse and distribution employees is subject to adjustment based upon demand and has ranged, during the year ended December 31, 1997, from a high of approximately 70 employees to a low of approximately 56 employees.

     1.11 YEAR 2000 COMPLIANCE. The company utilizes and is dependent upon computer systems and software to conduct is business. In fourth quarter of 1997, the Company began implementing a new accounting and materials resource planning integrated software system. The system was implemented to provide better inventory tracking mechanisms and to lessen the time necessary for financial reporting. The software system, Made2Manage, is also year 2000 compliant. All in-house systems and software are expected to be year 2000 compliant by third quarter of 1998. The expenditures made for implementing the new software program have been capitalized for 1997, as the program was implemented not only for year 2000 compliance, but also to provide better inventory management and financial controls. Future expenditures incurred for ensuring year 2000 compliance are expected to have a material impact on the Company's consolidated financial statements.


ITEM 2.   PROPERTIES

     The Company owns and occupies one facility that was built upon real estate purchased by the Company in 1996. The facility has approximately 54,000 square feet of which approximately 6,000 square feet (11%) is used for office and administrative purposes, and 48,000 square feet (89%) is used for manufacturing, assembly and storage area.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Other than routine Board of Director elections and auditor appointments, the Company had no other matters brought to a vote of security holders. Directors elected are presented in Part III, Item 9.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's stock is listed on the NASDAQ Stock Market under the symbol DYNX. As of the 31st day of December, 1997 there were 1,277 share holders of the stock of the Company and 2,859,940 shares of the stock were issued and 2,768,425 outstanding.

     The price range of the Company's stock for the two most recent fiscal years is set forth on a quarterly basis in Item 7, Financial Statements and Supplemental Data. The referenced quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

     The Company has paid no dividends on common stock and, at present, has no intent to pay dividends in calendar year 1998. The Company intends to retain earnings to facilitate business expansion in the foreseeable future.

     On November 12, 1996, the board of directors approved a stock split whereby each shareholder of record received an additional one half share for each share previously owned. All references to shares outstanding and net income (loss) have been restated on a retroactive basis to reflect this forward stock split.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the information set forth under item 7 (Financial Statements and Supplemental
Data), the consolidated financial statements and the notes thereto contained elsewhere in this 10-KSB filing.

RESULTS OF OPERATIONS:

     For the year ended December 31, 1997, the Company experienced total revenues of $14,566,079 compared to total revenues of $9,808,314 in the prior calendar year ended June 30, 1996. Comparative period revenues increased $4,757,765 or 49%.

TELEPHONE ACCESSORIES:

     For the year ended December 31, 1997, there was an overall decrease of $150,856 (2.43%) in the revenues generated from the Telephone Accessory product segment of the Company compared to total revenues for the year ended December 31, 1996. Although the sales mix for various shoulder rests changed slightly, overall 1997 sales of shoulder rests remained fairly constant, increasing by
approximately $17,000 over 1996 sales.   The majority of the decrease represents
reduced sales of Twisstops of approximately $224,000.

HARDWARE/HOUSEWARES:

     The Hardware/Housewares products segment produced an increase in revenues during the year ended December 31, 1997 of $644,341 or 22% compared to the year ended December 31, 1996. During 1997, the Company introduced several new drawer organizer products which accounted for $439,630 of the change. Additionally, sales decreases of approximately $130,000 in doorstop products were offset by increases in sales of Expand-A-Shelf products of approximately $246,000. The closet hanger introduced in 1996 also experienced an increase of sales of approximately $88,000. Sales in this segment continue to grow as the Company continues to aggressively market and expand the housewares product lines.

MASS MARKET:

     The Company has been aggressively pursuing the marketing of commodity type products to national mass market merchandisers. Sales in the Mass Market segment increased $3,566,927 over 1996. Disposable camera sales accounted for 87% of the year-over-year increase. Virtually all of the sales in this segment were to Dolgencorp, Inc. In addition to cameras, the Company also distributed audio cassette tapes, three piece flashlights, and disposable lighters to Dolgencorp, Inc.

FLASHLIGHTS:

     On December 2, 1996, the Company acquired substantially all of the assets of Nordic Lights, Inc., a Texas Corporation, doing business as Nordic Lites, Inc. This closing and acquisition took place pursuant to an Asset Purchase Agreement which provided that its effective date was December 1, 1996.

     The assets described in the transition were transferred to a new wholly owned subsidiary of the Company. The subsidiary is named, Nordic Technologies, Inc. ("Nordic Technologies"), a Utah corporation. Nordic Technologies sales of a broad range of flashlight products and accessories under the trademark "Nordic Lites." These products include aluminum and plastic light products.

     The initial purchase of the assets of Nordic Lights, Inc. was accomplished through the issuance of 550,000 shares of common stock of the Company. A value of $1.60 per share was determined based upon subsequent sales of stock by shareholders of Nordic Lights, Inc. In April 1997 an agreement was reached whereby several third parties were to bought a number of shares back from Nordic Lites, Inc.

     Total sales in the flashlight segment were $892,828 compared to $54,266 for the years ended December 31, 1997 and 1996, respectively. The Company is pursuing an agreement to ensure adequate manufacturing capacity of flashlights offshore.

TELECOMMUNICATIONS HEADSETS

     The Company has been aggressively developing a line of telecommunications products to include wired and wireless telephone headsets, telephones, conference speakers, and other products. Significant research and development expense has been dedicated to the development of this product line including the hiring of two full time employees. Significant cash outlays have been made for molds, engineering, and other development costs. By year-end 1997, the Company had a full line of amplifier headsets available for resale. Although 1997 sales for this segment were only $91,638, orders for 14,000 headsets have been received and several catalogue commitments have been made with various office products wholesalers.

EXPENSES

     Overall gross margins of the Company for the years ending December 31, 1997 and 1996 were 30 percent and 39 percent, respectively. This overall decrease in gross margin is largely attributable to increased sales of miscellaneous mass market products including disposable cameras, plastic flashlights, and audio cassettes which the Company sourced to Dolgencorp, Inc.

     Additionally, the Company spent $508,314 and $627,583 in research and development expenses for the years ending December 31, 1997 and 1996. Most of the research and development expenses for both years was spent in developing the headset and flashlight product lines. However, management believes that future research and development expenses will be less during 1998, as enhancements to existing products should be less expensive to develop.

     Interest expense for the years ending December 31, 1997 and 1996 were $427,392 and $269,292, respectively. The increase in interest expense reflects interest paid on the long-term notes payable which were used to obtain the Company's plant in late 1996.

     Overall Company net loss decreased from a net loss of $1,045,149 for the year ended December 31, 1996 to a net loss of $409,172 for the year ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES:

     At December 31, 1997, the company experienced a net increase in its cash position of $93,000. The Company had a decrease in cash from operations of approximately $1.2 million. The majority of this decrease was caused by the a $1.3 million increase in inventory from the year ended December 31, 1997 over the year ended December 31, 1996. This increase in inventories was offset by a corresponding increase in accounts payable of $537,000 for the same period. The Company experienced a net increase in cash position resulting from the issuance of Regulation S stock ($2 million) offset by capital expenditures ($590,000). The Company anticipates that the inventory and related payables will increase throughout 1998 as sales increase in the flashlight and telecommunication headset segments.

     Current assets increased from $3 million at December 31, 1996 to $5.1
million at December 31, 1997.   Of this increase, approximately $1.3 million
reflects increases in inventory which is offset by increases in accounts payable and line of credit of $646,000 as the company prepares for increased sales in calendar year 1998. Additionally, accounts receivable also increased year-over-year to due increased fourth quarter sales of approximately $190,000. Additionally, the December sale of 3.23 acres of real estate property owned by the Company led to a decrease in fixed assets and an increase in the current portion of long-term debt for the portion of the long-term debt to be paid off in 1998 relative to sold property.

     Under the terms of the line-of credit agreement with a bank, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At December 31, 1997 the Company was not in compliance with the provisions requiring a minimum current ratio of 1.5 to 1. The ratio of total current assets to total current liabilities was 1.26 at the end of 1997 compared to .96 at December 31, 1996.

     Management is currently negotiating with other lenders to obtain a new, larger line-of-credit to pay off the current short-term note payable and to fund future operations. In addition, the Board of Directors approved the terms of an engagement letter with a financial services firm which provides for the placement of $1,500,000 in convertible debentures and up to $10,000,000 in common stock in the form of an equity line-of-credit.

     On December 11, 1997, the Company entered into an agreement with an overseas supplier whereby non-exclusive rights to market Company products internationally were sold for $590,000. According to the agreement, the purchase price will be paid by the sale of Company stock owned by the supplier.


FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act f 1933, as amended, and Section 21E of the Securities Exchange Act of 1936, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to, potential increases in inventory costs, competition, and the Company's ability to obtain additional working capital to fund future growth.


IMPACT OF INFLATION AND CHANGING PRICES:

     There was some impact on the Company by reason of inflation during the past year. Freight carriers used by the Company increased their rates in calendar year 1997. Also, prices increased for raw materials used in injection and blow molded products as well as for packaging. These price increases were not passed along to customers in 1997.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the consolidated balance sheets and operations of the company which are incorporated as part of this form 10-KSB and which contain the Consolidated Balance Sheets for the calendar years ended December 31, 1997 and 1996.

     The Consolidated Balance Sheets of the Company, as shown in the Financial
Statements, reflect the financial position of the Company.   The Consolidated
Statements of Operations of the Company, as shown in the Financial Statements, reflect the Company's operations.

SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in connection with, and is limited by, the more complete information in the attached Consolidated Financial Statements and the accompanying notes.

                                               Transition
                                                Period
                  Year Ended     Year Ended      Ended        Fiscal Year Ended June 30,
                   12/31/97       12/31/96     12/31/95       1995         1994         1993
                  ------------------------------------------------------------------------------
Revenues
Telephone
accessories         6,054,000     6,204,000    3,278,000    5,495,000    5,659,000    5,763,000
Hardware products   3,618,000     2,973,000    1,415,000    2,375,000    2,100,000    1,673,000
Mass market         3,893,000       326,000           --           --           --           --
Flashlights           892,000        54,000           --           --           --           --
Headsets               92,000            --           --           --           --           --
Batteries                  --        45,000      524,000    1,032,000    1,187,000           --
Other                  17,000       206,000       14,000       78,000       75,000       98,000
                  ------------------------------------------------------------------------------
Total revenues     14,566,000     9,808,000    5,231,000    8,980,000    9,021,000    7,534,000
Income (loss)
from
continuing
operations
before taxes         (348,000)   (1,053,000)     110,000      (28,000)     346,000      511,000
Income tax expense
(benefit)              61,000        (8,000)      46,000      (33,000)      55,000        3,000
Net income (loss)    (409,000)   (1,045,000)      64,000        5,000      291,000      508,000
Total assets        9,409,000     8,216,000    6,070,000    4,844,000    4,279,000    3,598,000
Stockholder's
equity              3,330,000     2,664,000    2,783,000    2,698,000    2,678,000    2,008,000
Long term
liabilities         2,045,000     2,483,000      969,000      444,000      419,000      560,000
Shares
outstanding         2,768,000     1,974,000    1,412,000    1,403,000    1,311,000    1,151,000


PERIODIC CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

1997 INFORMATION:     1st Quarter   2nd Quarter   3rd Quarter   4th Quarter   Total Year
                      Ended 3-31    Ended 6-30    Ended 9-30    Ended 12-31   Ended 12-31
                      -----------   -----------   -----------   -----------   -----------
Total revenue         $2,554,618    $3,490,943    $5,041,055    $3,479,463    $14,566,079
Gross profit             774,835     1,146,292     1,448,527     1,022,220      4,391,874
Net income (loss)       (511,864)       78,720       240,926      (216,954)      (409,172)
Basic income
(loss) per share           (0.23)         0.04          0.11         (0.09)         (0.18)
  Market Price
    -High                   5.75         11.00         10.69          8.81          11.00
    -Low                    2.63          5.75          4.00          4.50           2.63

1996 INFORMATION:     1st Quarter   2nd Quarter   3rd Quarter   4th Quarter   Total Year
                      Ended 3-31    Ended 6-30    Ended 9-30    Ended 12-31   Ended 12-31
                      -----------   -----------   -----------   -----------   -----------
Total revenue         $2,164,791    $2,694,419    $2,605,008    $ 2,344,096  $   9,808,314
Gross profit             829,038     1,114,252     1,074,326        832,069      3,613,565
Net income (loss)       (112,316)      201,565         5,418     (1,139,816)    (1,045,149)
Basic income
(loss) per share           (0.08)         0.14          0.01         (0.78)          (0.71)
Market Price
    -High                   5.75          4.13          4.00       (A) 3.00       (A) 3.00
    -Low                    4.00          3.88          3.38       (A) 2.25       (A) 2.25
-------------------------------------------------------------------------------------------

(A) The market prices for the quarter and year ended December 31, 1996 reflect the 1 1/2 for 1 stock split occurring during that quarter.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON       ACCOUNTING AND
          FINANCIAL DISCLOSURES

     In late 1997, the Company decided to engage a larger, international auditing firm. During a regularly scheduled Board of Director meeting, the audit committee presented the motion that management pursue the engagement of a "Big 6" auditing firm. In December 1997, KPMG Peat Marwick LLP became engaged as the Company's new auditing firm.

                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     During the year ended December 31, 1997, or portions thereof, the following have served in the capacities indicated for the Company or have been nominated to serve until the next annual meeting of shareholders. As of the date of this report, the four members serving on the board as directors are Mr. Wood, Mr. Jack, Mr. Newbold, and Mr. Volcansek. Information regarding these directors and the Secretary to the Board of Directors is as follows:

      Name and Office                        Principal Occupation During the
  Held in the Corporation          Age               Past Five Years
  -----------------------          ---       --------------------------------
Donald M. Wood                     53      Officer and Director for the Company
  Chief Executive Officer,                   since 1982.  Prior to 1982, Vice
  Chairman of the Board,                     President and Head of Sao Paulo
  Director and Director Nominee              Brazil office for Bank of America,
                                             N.T. & S.A. Received Masters of
                                             Business Administration from Brigham
                                             Young University in 1972.

Fredrick R. Jack                   55      Officer and Director of the Company
  President,                                 since 1981.  Prior experience as
  Chief Operating Officer,                   District Manager, AT&T, US West, and
  Director and                               Pacific Telephone.  Received B.S.
  Director Nominee                           degree from University of Utah in
                                             1967.

Reed Newbold                       52      Outside Director of the Company
  Outside Director and                       since 1988.  Currently is a
  Director Nominee                           Financial Planner and Mortgage
                                             Broker.  Owner of Newbold Financial
                                             Services.  Prior experience as Vice
                                             President of Tracy Collins Bank &
                                             Trust.  Graduated with B.S. degree
                                             from University of Utah in 1974.

Frederick W. Volcansek             53      Outside Director of Company since 1988.
  Outside Director and                       Currently Vice President of Mosbacker
  Director Nominee                           Companies, Houston, Texas. Prior
                                             experience as U.S. Deputy
                                             Undersecretary of Commerce in
                                             Washington, D.C.  Graduated with
                                             B.S. degree from Texas Tech
                                             University in 1967

Jerry R. Andersen                  32      Secretary and Officer of the Company
  Chief Financial Officer                    since 1997.  Prior experience as
  Secretary                                  Manager of Financial Reporting at
                                             CIGNA Corporation and auditing
                                             experience with Coopers & Lybrand,
                                             LLP.  Received Masters of
                                             Accountancy from Brigham Young
                                             University in 1992.

     Mr. Wood was first elected to the Board of Directors at the Company's Annual Meeting of Shareholders in April, 1983. Mr. Jack was elected to the Board of Directors by Board action in April 1987. Mr. Newbold, and Mr. Volcansek were elected to the Board of Directors at the Company's Annual Meeting of Shareholders in December 1988. The members of the Board currently serving are director nominees to be elected at the 1998 Annual Meeting of Shareholders.
Each board member receives $2,000 for each board meeting held during the year.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     During the year ended December 31, 1997, all officers and directors prepared and filed all Forms 3,4 and 5 required by Section 16 (a) of the Exchange Act. Mr. Wood and Mr. Jack had a technical obligation to file a Form 4 within ten days of the end of July 1997 by reason of a purchase and sale of stock taking place in the month of July. Because the net effect of this transaction reflected no change in ownership, these transactions were not reported until Form 5s were filed on April 24, 1998.

                     OTHER INFORMATION REGARDING THE BOARD

     The Board of Directors of the Company held seven meetings in the year ended December 31, 1997. None of the directors participated in less than 75% of the meetings held during the period. During the year ended December 31, 1997, each Board member was paid $2,000 for each meeting attended.

     None of the directors, officers or five percent owners of the stock of the Company are involved in any significant legal proceedings adverse to the Company or has a material interest adverse to the Company. The directors, officers and five percent owners of the stock of the Company do not believe that their interests are, in fact, adverse to the Company.

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

                           Dynatec International, Inc
                           Summary Compensation Table

                                               Long Term Compensation
                 Annual Compensation           Awards                               Payouts
  (a)                (b)      (c)      (d)     (e)      (f)          (g)        (h)       (i)
                                               (1)
                                               Other
                     Year                      Annual   Restricted   (3)                  All other
                     Ended             (2)     Compen-  Stock        Options/   LTIP      Compen-
Name and             Decem.   Salary   Bonus   sation   Award(s)     SARs       Payouts   sation
Principal Position   31       ($)      ($)     ($)      ($)          (#)        ($)       ($)
----------------------------------------------------------------------------------------------------
Donald M. Wood       1997      94,433  3,249   14,000                14,000        -          -
- Chief Executive    1996     194,640  1,421    8,000                10,000        -          -
     Officer         1995     194,330  1,421   12,000                     -        -          -


F. Randy Jack        1997     129,142  3,465   14,000                10,000        -          -
- President          1996     142,440  1,522    8,000                 9,000        -          -
                     1995     142,215  1,522   12,000                     -        -          -
----------------------------------------------------------------------------------------------------

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

(3) An incentive stock option plan was implemented in November 1996. Options were granted as approved by the Board of Directors on December 30, 1996 and again on January 2, 1997.

                      Option/SAR Grants in Last Fiscal Year

                               Individual Grants

----------------------------------------------------------------------------------------------
    (a)              (b)             (c)                          (d)                  (e)
                               Percent of Total
                                 Options/SARs                          Market
                   Options/       Granted to                          Value on
                     SARs        Employees in      Exercise or Base    Date of     Expiration
  Name            Granted (#)    Fiscal Year         Price ($/Sh)       Grant         Date
  ----            -----------  -----------------   ----------------   ---------    ----------
Donald M. Wood      14,000           13.3              $  2.50          $2.50        1/02/06
                   400,000 (1)       50.0              $  2.00          $2.50        See Note
F. Randy Jack       10,000            9.5              $  2.50          $2.50        1/02/06
                   100,000 (1)       12.1              $  2.00          $2.50        See Note


(1) These options represent non-qualified stock options which were granted to nine employees and two board members. To be able to exercise these options, employment must continue for six years, and the Company must be profitable three out of six years.

     Mr. Wood and Mr. Jack have employment contracts with the Company. The contracts call for annual renewals. The contracts may be terminated by the Company with written notice prior to year-end and severance would be equal to six months base salary. Compensation to be paid under the contracts is equal to current base salary as well as vacation, health insurance, and vehicle privileges. In the event of a merger, acquisition or transfer of assets the contract must then be honored by the surviving entity.

     In November 1996, the Company shareholders approved an Incentive Stock Option plan for the benefit of the officers and employees of the Company. No formal criteria have been established to determine the amount of benefits to be granted pursuant to the 1996 plan. The Plan provides that options are granted at exercise prices equal to the market value as of the date the option is granted. On January 2, 1997 and December 30, 1996, the Board of Directors approved the issuance of 105,000 and 95,000 options to purchase stock pursuant to the 1996 incentive stock option plan. Further description of the Plan and the exercise prices are provided in the attached Consolidated Financial Statements.

     In fiscal year 1997 the Company provided a medical and health insurance program for all salaried and office employees. All full-time salaried and office employees of the Company were entitled to the payment by the Company of health insurance premiums after certain mandatory waiting periods.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The only persons known by the Board of Directors to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock of the Company, as of April 14, 1998 are indicated in the following table:

                                          Amount and      Percent
                                          Nature of       of Class
Name and Address of                       Beneficial        as of
Beneficial Owner                          Ownership        4/14/98
-------------------                       -----------     --------
Boa Sorte Limited Partnership              162,000           5.8%
1819 East Southern Avenue
Mesa, AZ 85204

CEDE & Co.                                 427,759 (1)      15.4%
P.O. Box 222
Bowling Green Station
New York, NY 10274

Chegamos Inc.                              215,000           7.7%
1 East 1st Street
Reno, NV 89501

Muito Bem, LTD                             162,000 (2)       5.8%
3078 American Saddler Drive
Park City, UT 84060

------------------
     The above table reflects the actual Beneficial Ownership as of April 14, 1998. It does not take into account shares available under the incentive stock option plans. A total of 2,780,112 shares were outstanding at April 14, 1998.

     (1) CEDE & Co. is the nominee for the Depository Trust Company and its participants.

     (2)  Muito Bem LTD is a limited partnership for which Mr. Donald M.
          Wood is a limited partner and the president of the corporate general partner. Mr. Wood is deemed to be a beneficial owner of these shares.

     During 1996, the board of directors authorized the granting of non-qualified stock options which are tied to the profitability of the Company and based upon minimum years of employment. A total of 840,000 shares at a strike price of $2.00 per share were authorized. Employment must continue through the year 2001 and the company must be profitable three out of four years commencing January 1, 1998. Another 800,000 non-qualified stock options, with similar terms, was authorized by the board and granted on January 2, 1997. Employment must continue through the year 2002 and the company must be profitable three out of five years commencing January 1, 1998.

     In 1996, the board of directors also authorized and granted 537,500 non-qualified stock options for to Muito Bem Ltd. at a strike price of $2.50 per share in consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts by the chief executive officer. In addition, WAC Research, Inc. was authorized and granted 200,000 options for restricted shares of the Company's stock under similar terms. These options are non-exercisable until December 30, 2000. Subsequent to the issuance of these shares, the strike price was adjusted from $2.00 to $2.50 per share to reflect the market value on the date of grant.

                        SECURITY OWNERSHIP OF MANAGEMENT

                               Amount of Nature of
                               Beneficial Ownership
                               of Common Stock by
                                Management as of            Percent
                                  April 14, 1998            of class
                               ---------------------        --------
Donald M. Wood                        188,007 (1)             6.7%

Fredrick R. Jack                       39,009 (2)             1.4%

Reed D. Newbold                         2,000                  (3)

All directors and
officers as a
group (5 persons)                     229,016                 8.1%


     (1) This reflects the 2,007 shares owned by Annalee G. Wood, wife of Donald M. Wood; 162,000 shares held by Muito Bem LTD of which
          Donald M. Wood is deemed a beneficial owner; and 24,000 shares subject to options exercisable under the incentive stock option plan.

     (2) This number includes 19,000 shares subject to options exercisable under the incentive stock option plan.

     (3)  Ownership is less than 1% of the outstanding shares of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's subsidiary Softalk, Inc., maintains a royalty agreement for patent and trade-mark rights on telephone accessories from WAC Research Inc., a Utah corporation. Donald M. Wood, CEO and director of the Company, is the beneficial owner of one-half of WAC Research. In August 1986, WAC Research, Inc. purchased a 10% royalty right from the inventor of Softalk and related products in a private transaction. This involved both cash and stock in a transaction valued between one and two million dollars being paid to Practical Innovations, Inc. At that time, WAC Research and the Board of Directors of the Company determined that the 10% royalty was onerous and non-sustainable. Therefore, WAC Research agreed to lower the royalty to 5%. In addition, the agreement also states that the payment of royalties for third and fourth quarter is contingent upon the Company obtain a certain level of earnings for each calendar year.

     It is anticipated that approximately $200,000 of royalties will be accrued or paid to WAC Research in calendar year 1998. During 1997 Softalk Inc. paid $120,000 to WAC Research in payment of royalties.

     During 1995, the Company sold all rights and interest in various discontinued products to WAC Research for $150,000 in the form of a demand note bearing 8% interest. As part of the transaction, inventory and molds were also sold at cost to WAC. In June 1997, the Company received 18,000 shares of Dynatec International, Inc. common stock from WAC as payment in full of all outstanding balances. Such shares were valued at the market price of $10.00 per share, which represented the current market value of the stock. In addition, WAC Research, Inc. was authorized and granted 200,000 options for restricted shares of the Company's stock under similar terms. These options are non-exercisable until December 30, 2000.

     Mr. Wood, the CEO and a Director of the Company, has guaranteed certain bank lines of credit and an equipment loan of the Company. The balances owing on the bank lines and loans at December 31, 1997 were $1,900,000. During 1997 the highest outstanding balance on the bank lines and equipment notes was $2,360,000. During 1996 the Company completed construction of a manufacturing, assembly and office facility. The facility was subsequently financed with a local bank and the Small Business Administration. Mr. Wood is a guarantor on the real estate loans. The balance due at December 31, 1997, was $2,150,000.

     Mr. Wood, the CEO and a Director of the Company, is the beneficial owner of rental property in Park City, Utah which the Company leases on an annual basis. The Company uses the property for travel, promotional work, lodging and entertainment for customers, suppliers and employees. The total amount paid by the Company for operating, maintenance and general care of the property for 1997 was $84,000. The Company is terminating the contract in 1998.

     During 1997 and 1996 the Board of Directors authorized the granting of various options under both non-qualified and incentive stock options plans. These options are described in detail in the note to the consolidated financial statement sections included with this 10-KSB filing. The non-qualified plans included 537,500 options granted to Muito Bem Ltd. at a strike price of $2.50 per share in consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts by the chief executive officer.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8K

(a)  FINANCIAL STATEMENTS

     See the Consolidated Financial Statements which are attached to this report and are herein incorporated by this reference.

(b)  REPORTS ON FORM 8-KSB

     A report on Form 8-KSB was filed on January 23, 1998.   That report is
     hereby incorporated by this reference.

(c)  EXHIBITS

     Exhibit 27 -- FDS

                              S I G N A T U R E S

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGISTRANT

                                       DYNATEC INTERNATIONAL, INC.,

Date: April 21, 1997                   By: /s/ DONALD M. WOOD
                                          -------------------------------------
                                          DONALD M. WOOD, Chairman and
                                          Chief Executive Officer

Date: April 21, 1997                   By: /s/ JERRY R. ANDERSEN
                                          -------------------------------------
                                          JERRY R. ANDERSEN, Vice-President
                                          Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: April 21, 1997                   By: /s/ DONALD M. WOOD
                                          -------------------------------------
                                          DONALD M. WOOD, Director

Date: April 21, 1997                   By: /s/ FREDRICK R. JACK
                                          -------------------------------------
                                          FREDRICK R. JACK, Director

Date: April 21, 1997                   By: /s/ REED D. NEWBOLD
                                          -------------------------------------
                                          REED D. NEWBOLD, Director

Date: April 21, 1997                   By: /s/ FREDERICK W. VOLCANSEK
                                          -------------------------------------
                                          FREDERICK W. VOLCANSEK, Director

Date: April 21, 1997                   By: /s/ JERRY R. ANDERSEN
                                          -------------------------------------
                                          JERRY R. ANDERSEN, Secretary

                            INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dynatec International, Inc.:

We have audited the accompanying balance sheet of Dynatec International, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatec International, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                   KPMG Peat Marwick L.L.P.

Salt Lake City, Utah
April 10, 1998

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

/s/ JONES, JENSEN & COMPANY

Jones, Jensen & Company
March 27, 1997

                          DYNATEC INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

                                   C O N T E N T S



                                                                            Page
                                                                            ----

CONSOLIDATED BALANCE SHEETS................................................   3

CONSOLIDATED STATEMENTS OF OPERATIONS......................................   5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.................   6

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................   7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................   9

                           DYNATEC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1997 AND 1996

                                                                          1997            1996
                                                                       ----------      ----------
ASSETS
CURRENT ASSETS
  Cash                                                                 $  332,894      $  240,145
  Trade accounts receivable, net of allowance for doubtful
    accounts of $29,684 in 1997 and $29,000 in 1996                     1,549,888       1,125,750
  Related party and other receivables (Note 11)                           426,131         145,419
  Inventories (Note 3)                                                  2,522,149       1,256,440
  Prepaid expenses                                                        234,120         180,157
  Other                                                                    27,192          19,523
                                                                       ----------      ----------
         TOTAL CURRENT ASSETS                                           5,092,374       2,967,434

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                             3,941,587       4,673,999

OTHER ASSETS
  Deposits                                                                107,631          22,355
  Deferred tax asset (Note 9)                                                  --          69,960
  Note receivable-related party (Note 11)                                      --         150,000
  Intangible assets, net (Note 5)                                         267,825         332,092
                                                                       ----------      ----------
         TOTAL OTHER ASSETS                                               375,456         574,407
                                                                       ----------      ----------
                    TOTAL ASSETS                                       $9,409,417      $8,215,840
                                                                       ----------      ----------
                                                                       ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                          DYNATEC INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       AS OF DECEMBER 31, 1997 AND 1996

                                                                          1997            1996
                                                                       ----------      ----------
LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Short-term note payable (Note 6)                                    $ 1,331,169      $1,222,722
  Current portion of long-term debt (Note 7)                            1,003,477         795,415
  Current portion of capital lease obligations  (Note 8)                   15,699          22,363
  Accounts payable                                                      1,077,632         523,668
  Accrued expenses                                                        238,121         153,533
  Accrued advertising                                                     350,000         304,500
  Accrued royalties payable                                                17,882          66,207
  Income taxes payable                                                         --             500
                                                                      -----------      ----------
                       TOTAL CURRENT LIABILITIES                        4,033,980       3,088,908

LONG-TERM LIABILITIES
   Long-term debt, excluding current portion (Note 7)                   1,994,355       2,393,052
   Capital lease obligations, excluding current portion (Note 8)           46,086          76,196
   Deferred income taxes (Note 9)                                           5,036          13,402
                                                                      -----------      ----------
                        TOTAL LIABILITIES                               6,079,457       5,571,558

STOCKHOLDERS' EQUITY (NOTE 10)
  Common stock, $.01 par value, authorized 100,000,000 shares,
     2,859,940 issued at December 31, 1997 and 1,974,104 issued
     and outstanding at December 31, 1996                                  28,599          19,741
  Treasury stock at cost, 91,515 shares                                  (915,150)             --
  Additional paid-in capital                                            5,596,840       3,595,699
  Accumulated deficit                                                  (1,380,329)       (971,158)
                                                                      -----------      ----------
                         TOTAL STOCKHOLDERS' EQUITY                     3,329,960       2,644,282
                                                                      -----------      ----------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 9,409,417      $8,215,840
                                                                      -----------      ----------
                                                                      -----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                           DYNATEC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          1997         1996
                                                    -------------  ------------
REVENUE                                             $  14,566,079  $  9,808,314
COST OF SALES                                          10,174,205     6,194,749
                                                    -------------  ------------

GROSS PROFIT                                            4,391,874     3,613,565

EXPENSES
  Selling expenses                                      2,378,547     2,207,285
  Research and development                                508,314       627,583
  General and administration expenses                   1,689,481     1,564,663
  Provision for losses on accounts receivable              40,158       23,000
                                                    -------------  ------------
         TOTAL EXPENSES                                 4,616,500     4,422,531
                                                    -------------  ------------

OPERATING LOSS                                          (224,626)     ( 808,966)
                                                    -------------  ------------

OTHER INCOME/(EXPENSE)
  Interest income                                           9,417        29,373
  Interest expense                                      (427,392)      (269,292)
  Gain (loss) on sale of asset                             90,829        (3,826)
  Other income                                            204,194        - -
                                                    -------------  ------------

TOTAL OTHER EXPENSE                                     (122,952)      (243,745)
                                                    -------------  ------------

LOSS FROM CONTINUING OPERATIONS                         (347,578)    (1,052,711)

INCOME TAX BENEFIT (EXPENSE) (Note 9)                    (61,594)         7,562
                                                    -------------  ------------

NET LOSS                                             $  (409,172)  $ (1,045,149)
                                                    -------------  ------------
                                                    -------------  ------------

BASIC & DILUTED NET LOSS PER SHARE                   $     (0.18)  $      (0.71)
                                                    -------------  ------------
                                                    -------------  ------------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           DYNATEC INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                     Common Stock
                                                ----------------------     Treasury    Additional
                                                  Number                     Stock       Paid-In       Accumulated
                                                of Shares      Amount       Amount       Capital         Deficit
                                                ---------    ---------    ----------   -----------     ------------
BALANCE DECEMBER 31, 1995                       1,411,829    $  14,118    $      - -   $ 2,694,532     $     73,991

Shares issued for rights & non-compete             12,275          123           - -        26,667              - -
Shares issued for acquisition of assets           550,000        5,500           - -       874,500              - -
Net loss                                              - -          - -           - -           - -       (1,045,149)
                                                ---------    ---------    ----------   -----------     ------------

BALANCE DECEMBER 31, 1996                       1,974,104       19,741           - -     3,595,699         (971,157)

Shares issued pursuant to Regulation S
 Stock offerings                                  881,836        8,818           - -     1,991,181              - -
Treasury stock (18,000 shares) received
 to satisfy related-party receivable                  - -          - -      (180,000)          - -              - -
Treasury stock (73,515 shares) received
 in exchange for assets                               - -          - -      (735,150)          - -              - -
Shares issued pursuant to stock option
 plans                                              4,000           40           - -         9,960              - -
Net loss                                              - -          - -           - -           - -         (409,172)
                                                ---------    ---------    ----------   -----------     ------------

BALANCE DECEMBER 31, 1997                       2,859,940    $  28,599    $ (915,150)  $ 5,596,840     $ (1,380,329)
                                                ---------    ---------    ----------   -----------     ------------
                                                ---------    ---------    ----------   -----------     ------------

               The accompanying notes are an integral part of
                   these consolidated financial statements

                           DYNATEC INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                      1997            1996
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (409,172)   $ (1,045,149)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
Depreciation                                          396,964         435,937
Amortization                                           64,267          24,267
Loss (gain)on sale of assets                          (90,829)          3,826
Provision for losses on accounts receivable            40,158          23,000
Changes in operating assets and liabilities:
  Trade accounts receivable                          (464,296)        170,042
  Related party and other accounts receivable          80,325          (1,918)
  Inventories                                      (1,337,963)        189,769
  Prepaid expenses                                    (53,963)         33,071
  Other                                               (11,575)            - -
  Deposits                                            (85,276)         (8,147)
  Deferred income taxes                                61,594         (10,622)
  Accounts payable                                    537,488          66,382
  Accrued expenses                                     84,588         188,749
  Accrued advertising                                  45,500             - -
  Accrued royalties payable                           (48,325)         34,688
  Income tax payable                                     (500)        (29,229)
                                                 -------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                        (1,191,015)         74,666
                                                 -------------   ------------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                           DYNATEC INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                                   1997             1996
                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                 $     6,007      $     53,620
  Receivable from related parties                                  (30,000)          - -
  Capital expenditures                                            (587,187)       (2,144,649)
                                                               ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                             (611,180)       (2,091,029)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements                   108,447           533,823
  Decrease (increase) in debt issuance costs                         3,906            (3,906)
  Net borrowings (payments) on long-term debt                     (190,635)        1,429,826
  Net payments on capital lease obligations                        (36,774)          (22,158)
  Issuance of Stock pursuant to Regulation S offerings           2,000,000               - -
  Issuance of Stock pursuant to Incentive Stock Option Plan         10,000               - -
                                                               ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,894,944         1,937,585
                                                               ------------     ------------
INCREASE (DECREASE) IN CASH                                         92,749          (78,778)

CASH AT BEGINNING OF YEAR                                          240,145           318,923
                                                               ------------     ------------

CASH AT END OF YEAR                                            $   332,894      $    240,145
                                                               ------------     ------------
                                                               ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

Cash paid for interest                                         $   418,241      $    346,648
Cash paid for income taxes                                             - -               500

Issuance of common stock for:
  Inventory                                                            - -           130,000
  Property and equipment                                                             750,000
  Non-compete agreement                                                - -            26,790
Treasury stock received for:
  Related party receivable                                         180,000               - -
  Sale of Nordic assets                                            735,150               - -
Capital acquisitions financed by accounts payable                   16,476               - -

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                          DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 1 - DESCRIPTION OF BUSINESS

         Dynatec International, Inc. and subsidiaries (the Company) was incorporated in the State of Utah on January 29, 1981. The Company is principally engaged in the manufacture, assembly, and distribution of consumer products consisting primarily of telephone accessories, hardware/housewares, mass market products, flashlights, and telecommunication headsets.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries -- Softalk, Inc., Arnco Marketing, Inc., Softalk Communications, Inc., and Nordic Technologies, Inc. (Nordic). All significant inter-company accounts and transactions have been eliminated.

         Effective December 1, 1996, the Company entered into an agreement with unrelated parties to acquire certain assets and assume certain related liabilities in exchange for 550,000 shares of restricted common stock of the Company. The acquisition has been accounted for using the purchase method. The assets and liabilities were placed into Nordic and valuated at the estimated fair market or replacement value of the acquired assets, net of the assumed liabilities. These assets were subsequently sold (Note 10), as flashlights are now being manufactured overseas at significantly lower costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INVENTORIES
         Inventories consisting principally of telephone accessory, hardware/houseware, flashlights, telecommunication headsets, and other miscellaneous products sold to mass market merchandisers are stated at the lower of cost or market value as determined by the last-in, first-out method.

         PROPERTY, PLANT, AND EQUIPMENT
         Property, plant, and equipment are recorded at cost. Property and equipment under captial leases are stated at the present value of minimum lease payments. Depreciation on property, plant, and equipment is computed on the straight-line method over the following estimated useful lives:

              Building and Improvements             7-39 years
              Capital Leases                        5-7 years
              Equipment                             5-10 years
              Office Equipment & Fixtures           5-7 years
              Vehicles                              5 years
              Signs                                 5-7 years

         Equipment held under capital leases and leasehold improvements are amortized on straight line over the shorter of the lease term or estimated useful life of the asset.

                          DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES
         The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized on the income statement in the period that includes the enactment date.

         STOCK-BASED COMPENSATION
         Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standard (FAS) No. 123, Accounting for Stock-Based Compensation. As permitted by FAS No. 123, the Company continues to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when accounting for its employee stock compensation plans. As such, compensation expense is recorded on the date of grant only if the current market price of the stock exceeds the exercise price. Pro-forma net income and earnings per share information, including compensation expense which would have been recognized for stock options granted based on the fair market value method prescribed by FAS No. 123, are presented in Note 14.

         CONCENTRATIONS OF CREDIT RISK
         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company provides credit to its customers in the normal course of business, and accordingly performs ongoing credit evaluations and maintains allowances for potential credit losses. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many geographic areas.

         For the year ended December 31, 1997, one customer accounted for 28% and no other customer accounted for more than 10% of of the Company's total revenues. No customer accounted for more than 10% of Company revenues for the year ended December 31, 1996.

                          DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NET LOSS PER SHARE
         On December 31, 1997, the Company adopted the provisions of FAS
         No. 128, Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Basic EPS is the amount of net income or loss divided by the weighted average number of shares of common stock outstanding. Potentially dilutive shares have not been included in the computation of EPS for the years ending December 31, 1997 and 1996 as they would be anti-dilutive.

         The basic weighted average number of shares used for calculating EPS for the years ending December 31, 1997 and 1996 are as follows:

                                                     1997        1996
                                                   ---------   ---------
              Basic Weighted Average Shares        2,290,847   1,463,877

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates.

         YEAR 2000
         In mid-1997, the Company developed a plan to deal with the Year
         2000 problem and began converting its computer systems to be Year 2000 compliant. During the fourth quarter of 1997 and the first quarter of 1998, the Company began converting to a new accounting and materials resource planning software program. The Year 2000 problem is the result of the computer programs being written using two digits rather than four to define the applicable year. The Company is capitalizing costs associated with the new software as the new software is being implemented to provide better inventory tracking and accounting controls. All other system changes are being expensed as incurred.

         NEW ACCOUNTING PRONOUNCEMENTS
         FAS No. 130, Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board (FASB) in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt FAS No. 130 beginning January 1, 1998.

                          DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         FAS No. 131, Disclosures about Segments of an Enterprise and
         Related Information, was issued by FASB in June 1997. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt FAS No. 131 beginning December 31, 1998.

NOTE 3 - INVENTORIES

         Inventories as of December 31, 1997 and 1996 are summarized as follows:

                                                    1997          1996
                                                 ----------    ----------
              Raw                                $  831,483    $  583,138
              Finished                            1,690,666       673,302
                                                 ----------    ----------
                                                 $2,522,149    $1,256,440
                                                 ----------    ----------
                                                 ----------    ----------

         The estimated replacement cost of inventories exceeded the LIFO inventory cost by $34,869 and $2,000 at December 31, 1997 and 1996, respectively.

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consists of the following at December 31, 1997 and 1996:

                                                     1997          1996
                                                 ----------    ----------
         Land                                    $  365,860    $  626,153
         Building and improvements                2,214,144     2,214,144
         Capital lease assets                        82,356        91,857
         Equipment                                2,722,477     2,977,130
         Office equipment & fixtures                358,788       301,114
         Vehicles                                   104,000        65,588
         Signs and show booths                       22,275        17,198
                                                 ----------    ----------
                                                  5,869,890     6,293,184

         Less accumulated depreciation            1,928,303     1,619,185
                                                 ----------    ----------

         Net Property, Plant, and Equipment      $3,941,587    $4,673,999
                                                 ----------    ----------
                                                 ----------    ----------

                         DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996


NOTE 5 - INTANGIBLE ASSETS

     Intangible assets include purchased patents, product licenses, and other agreements allowing the Company non-exclusive rights to manufacture, produce, and sell various products. Such costs are amortized on a straight-line basis over their estimated useful lives of 5 to 40 years. Accumulated amortization totaled $324,446 and $260,179 at December 31, 1997 and 1996, respectively.

NOTE 6 - SHORT-TERM NOTE PAYABLE

     The short-term note payable consists of a revolving line-of-credit with a bank up to $2,100,000 bearing interest at a rate of prime plus one percent with interest payable monthly. The note is secured by accounts receivable, inventory and equipment and is personally guaranteed by the chief executive officer of the Company who is also a director. The note is due May 1, 1998. As of December 31, 1997 and 1996, direct borrowings under the agreement totaled $1,331,169 and $1,222,722, respectively.

     Maximum and average borrowings as well as weighted average interest rate for the years ended December 31, 1997 and 1996 are as follows:

                                                         1997           1996
                                                      ----------     ----------
     Maximum Outstanding                              $1,471,802     $1,453,340
     Average Outstanding                               1,127,635      1,038,877
     Weighted average interest rate                         9.91%          9.27%

     Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At December 31, 1997 the Company was not in compliance with the provisions requiring a minimum current ratio of 1.5 to 1. The current ratio at December 31, 1997 was 1.26 to 1.

     Management is currently negotiating with other lenders to obtain a new, larger line-of-credit to pay off the current short-term note payable and to fund future operations. In addition, the Board of Directors approved the terms of an engagement letter with a financial services firm which provides for the placement of $1,500,000 in convertible debentures and up to $10,000,000 in common stock in the form of an equity line-of-credit.

     On December 11, 1997, the Company entered into an agreement with an overseas supplier whereby non-exclusive rights to market Company products internationally were sold for $590,000, as amended. According to the agreement, the purchase price will be paid by the sale of Company stock owned by the supplier.

     Funds received from these various financing activities will be utilized to fund the Company's ongoing operations. The consolidated financial statements do not include any adjustments that might result if the Company is unsuccessful in obtaining new financing.

                         DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996


NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                        1997           1996
                                                     ----------     ----------
     Revolving line-of-credit up to $1,000,000
      payable to a bank, interest at prime plus
      1.0% due May 1, 1998; secured by
      equipment                                      $  564,816     $  620,552

     Note payable to a company due in
      quarterly installments of $15,908
      with interest at 8.0% due December 1996                --         15,596

     Note payable to a company due in
      a lump sum of $25,000; due March
      1997 based on product sales with
      interest at 8%; unsecured                              --         25,000

     Note payable to a company; due in
      annual installments of $79,560
      plus interest at 7%; unsecured                    195,991        238,680

     Note payable to a financial
      institution; due in monthly
      installments of $455 with interest
      at 8.75%; secured by a vehicle                     17,992         21,958

     Note payable to a company; due
      in monthly installments of
      $1,160 plus accrued interest
      with interest at 7.9%; secured
      by equipment                                       70,800         82,400

     Note payable to a bank; due in
      monthly installments of $10,234
      with interest at 9.5%; secured by land
      and building as well as personal guarantees
      and assets of an officer of the Company         1,182,158      1,194,602

                         DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996

NOTE 7 - LONG-TERM DEBT (Continued)

                                                         1997          1996
                                                     ----------     ----------
     Note payable to the Small Business
      Administration; due in monthly
      installments of $8,541 with interest at
      7.32%; secured by land and building
      as well as personal guarantees and assets
      of an officer of the Company                      966,075        989,679
                                                     ----------     ----------
     Total long-term debt                             2,997,833      3,188,467

     Less current portion                             1,003,477        795,415
                                                     ----------     ----------
     Total long-term debt excluding
     current portion                                 $1,994,355     $2,393,052
                                                     ----------     ----------
                                                     ----------     ----------

Aggregate maturities for each of the five years subsequent to December 31, 1997, are as follows:

                          1998                     $1,003,477
                          1999                        135,433
                          2000                         59,364
                          2001                         62,699
                          2002                         60,413
                          Later                     1,676,447
                                                   ----------
     Total long-term debt                          $2,997,833
                                                   ----------
                                                   ----------

NOTE 8  - LEASES

     The following represents assets under capital lease at December 31, 1997 and 1996.

                                                      1997       1996
                                                    -------     -------
     Equipment                                      $82,357     $91,857
     Less accumulated depreciation                   19,409       5,211
                                                    -------     -------
     Net property under capital lease               $62,948     $86,646
                                                    -------     -------
                                                    -------     -------

     Amortization of assets held under capital lease is included with depreciation expense. Rental expense for operating leases during the years ended December 31, 1997 and 1996 was $28,007 and $29,286, respectively.

     At December 31, 1997, the Company is liable under the terms of noncancelable leases for the following minimum lease commitments:

                         DYNATEC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996

NOTE 8 - LEASES (CONTINUED)

                                                   Capital      Operating
                                                   Leases        Leases
                                                   ------        ------
     Year ended December 31:           1998        $15,699       $13,590
                                       1999         17,432         6,142
                                       2000         12,958         3,115
                                       2001         15,965         2,077
                                                   -------       -------
     Total minimum lease payments                  $61,784       $23,238
                                                                 -------
                                                                 -------
     Less interest                                   5,628
                                                   -------
     Present value of net minimum
      lease payments                               $61,785
     Less current portion                           15,699
                                                   -------
     Capital lease obligations
      excluding current portion                    $46,086
                                                   -------
                                                   -------

NOTE 9 - INCOME TAXES

     Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                      Current      Deferred       Total
                                                      -------      --------      --------
     Year ended December 31, 1997
     Federal                                           $   --      $ 53,694      $ 53,694
     State                                                 --         7,900         7,900
                                                       ------      --------      --------
                                                       $   --      $ 61,594      $ 61,594
                                                       ------      --------      --------
                                                       ------      --------      --------
     Year ended December 31, 1996
     Federal                                           $   --      $(11,324)     $(11,324)
     State                                              3,060           702         3,762
                                                       ------      --------      --------
                                                       $3,060      $(10,622)     $ (7,562)
                                                       ------      --------      --------
                                                       ------      --------      --------

     Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss from continuing operations as a result of the following:

                        DYNATEC INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 AND 1996

NOTE 9  - INCOME TAXES (CONTINUED)

                                                      1997             1996
                                                  ------------     -----------
   Computed "expected" tax benefit                $  (118,177)     $ (277,641)

   Change in the valuation allowance for
    deferred tax assets allocated to income
    tax expense                                       177,961         308,320

   State taxes, net of income tax benefit                 - -             793

   Other                                                1,810         (39,034)
                                                  ------------     -----------
                                                  $    61,594      $   (7,562)
                                                  ------------     -----------
                                                  ------------     -----------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below.

                                                      1997             1996
                                                  ------------     -----------
   Deferred tax assets:

   Inventory capitalization                       $   165,343      $   34,043
   Allowance for bad debts                             11,072           6,167
   Compensated absences accrued for financial
    reporting purposes                                 14,377             - -
   Net operating loss carryforward                    290,216         338,070
   Intangibles, principally due to differences
    in amortization                                     5,273             - -
                                                  ------------     -----------

   Total gross deferred tax assets                    486,281         378,280
   Less valuation allowance                           486,281         308,320
                                                  ------------     -----------

   Total deferred tax assets                                0          69,960
                                                  ------------     -----------
   Deferred tax liabilities:

   Plant and equipment, principally due to
    differences in depreciation                        (5,036)         (1,365)
   Intangibles, principally due to differences
    in amortization                                       - -         (12,037)
                                                  ------------     -----------

   Total gross deferred tax liabilities                (5,036)        (13,402)
                                                  ------------     -----------

   Net deferred tax assets (liabilities)          $    (5,036)     $   56,558
                                                  ------------     -----------
                                                  ------------     -----------

                         DYNATEC INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996

NOTE 9  - INCOME TAXES (CONTINUED)

     The valuation allowance for deferred tax assets as of January 1, 1996 was -0-. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was $177,961 and $308,320 respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

     On March 11, 1997, the Board of Directors approved Regulation S offerings of its common stock to raise between three to five million dollars in working capital. The stock was made available to foreign investors at a price of approximately 50 percent of market value which was $3.88 on March 11, 1997. Regulation S stock is routinely offered at a discount from the bid price because of its temporarily restrictive nature.

     During June 1997, the Company received 18,000 shares of stock in exchange for debts owed to the Company. These shares were recorded as treasury stock at the fair market value of $10.00 per share. In July 1997, the Company received an additional 73,515 shares of stock in exchange for assets sold by the Company. The shares received in exchange for these assets were recorded as treasury stock at the fair market value of $10.00 per share. In addition, four thousand shares were exercised under the 1996 incentive stock option plan.

NOTE 11 - RELATED PARTY TRANSACTIONS

     The Company's subsidiary, Softalk, Inc., maintains a royalty agreement for patent and trademark rights on telephone accessories from WAC Research
     (WAC), a Utah corporation. The Chief Executive Officer (CEO) and director of the Company, is the beneficial owner of 50 percent of WAC. WAC has at various times been involved in assisting the Company financially. During the years ended December 31, 1997 and 1996, the Company paid WAC $120,312 and $222,313, respectively in royalties.

     During 1995, the Company sold all rights and interest in various discontinued products products to WAC for $193,000 in the form of a demand note bearing 8% interest. As part of the transaction, inventory and molds were also sold at cost to WAC. During June 1997, the Company received 18,000 shares of its common stock from WAC as payment in full of all outstanding balances. Such shares were valued at the market price of $10.00 per share, which represented the current market value of the stock. The treasury stock was used to pay off $154,000 on the note and accrued interet and $26,000 of other WAC related receivables.

     The CEO and director of the Company is an owner of rental property in Park City, Utah which the Company leases on an annual basis. The Company uses the rental property for travel, promotional work, lodging, and entertainment for customers, suppliers, and employees. The Company paid $84,000 for each of the years ending December 31, 1997 and 1996. This cost covered operating, maintenance, and general care of the property.

                         DYNATEC INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company pays credit card bills for members of the Board of Directors on a month-to-month basis. The amounts are generally paid back to the Company in the following month. At December 31, 1997 and 1996, the amounts owed to the Company were $5,094 and $11,485, respectively. These amounts are included in other receivables in the accompanying consolidated balance sheets. Also included in other receivables are related party receivables of $60,000 and $145,419 for the years ending December 31, 1997 and 1996.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     On December 1, 1996, Nordic purchased the assets of Nordic Lights,
     Inc. including equipment, inventory, and product rights related to the flashlight industry. As part of the purchase agreement, restricted common stock warrants were to be issued if the following conditions were met.

     1.) Upon Nordic Technologies achieving $5,000,000 in gross sales on or before December 31, 1999, a warrant to purchase an additional 50,000 shares at $1.00 per share would be earned by Nordic Lights, Inc.;
     2.)  Upon achieving $7,500,000 in gross sales on or before December
          31, 2000, Nordic Lights was to receive a warrant to purchase an additional 50,000 at $1.00 per share;
     3.)  Upon achieving $10,000,000 in gross sales on or before December
          31, 2001, a warrant for an additional 50,000 shares to be purchased at $1.00 per share was to be issued to Nordic Lights, Inc.;
     4.)  Upon achieving $15,000,000 in gross sales on or before December
          31, 2002, a warrant for an additional 50,000 shares to be purchased at $1.00 per share was to be issued to Nordic Lights, Inc.;
     5.)  Upon achieving $20,000,000 in gross sales on or before December
          31, 2003, a warrant for a final 50,000 shares to be purchased at $1.00 per share was to be issued to Nordic Lights, Inc.;

     Additionally, options for 250,000 shares may be granted to Nordic employees if determined to be key contributors to the success of the Company as determined by the Company's Board of Directors. However, such options may be granted only in fiscal years in which Nordic shall experience not less than $2,500,000 in gross sales. In addition, only 100,000 shares may be granted in each year meeting this sales criteria. Such options shall be exercisable at $.50 per share.

     In connection with issuances of Regulation S stock during 1997, management believed that 125,000 shares were issued in error. The certificate relating to these shares was canceled upon approval by the Board of Directors. Subsequent to cancellation, demand has been made for the re-issuance of these shares. Management of the Company is currently investigating this demand and will reissue any shares, if appropriate, to any entity which may be entitled to such shares.

                         DYNATEC INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


NOTE 13 - STOCK OPTIONS

     The Company has established two stock option plans under which it is authorized to grant both non-qualified and incentive stock options to employees, board members, and certain related entities. The Non-Qualified Stock Option Plan (Non-Qualified Plan) provides for the granting of options to acquire a maximum of 2,377,500 shares of common stock of the Company, while the 1996 Incentive Option Plan (1996 Plan) provides options to acquire a maximum of 200,000 shares of common stock.

     Under the Non-Qualified Plan, options issued to employees to acquire up to 1,640,000 shares become exercisable upon continued employment with the Company for six years and the achievement of profitable operations for three out of the six years. Such options expire sixteen years from the date of the grant. Options to acquire 737,500 become exercisable four years from the date of grant and expire in the year 2010.

     Options granted under the 1996 Plan become exercisable as of the date of grant and expire five years from the date of grant, or three months following termination, or 24 months following death of the employee.

     A summary of stock options is as follows for the years ended December 31:


FIXED OPTIONS:
                                                     1997                          1996
                                           -------------------------     -----------------------
                                                           Exercise                    Exercise
                                           Shares (000)      Price       Shares (000)    Price
                                           ------------    --------      -----------   ---------
Outstanding at beginning of year               833           $2.50           - -           - -
Granted                                        105           $2.50           833         $2.50
Exercised                                       (4)          $2.50           - -           - -
                                               ---                           ---
Outstanding at end of year                     934           $2.50           833         $2.50
                                               ---                           ---
                                               ---                           ---
Options exercisable at year-end                196           $2.50            95         $2.50
                                               ---                           ---
                                               ---                           ---
Weighted average fair value of
 options granted during the year             $1.42                         $2.00
Weighted average remaining contractual
 life for exercisable options at
 year-end                                  3.5 years                      4 Years

                           DYNATEC INTERNATIONAL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 13 - STOCK OPTIONS (CONTINUED)

          VARIABLE OPTIONS:                              1997                      1996
                                                -----------------------   -----------------------
                                                               Exercise                  Exercise
                                                Shares (000)    Price     Shares (000)    Price
                                                ------------   --------   ------------   --------
          Outstanding at beginning of year           840         $2.00         - -         - -
          Granted                                    800         $2.00         840        $2.00
                                                   -----                     -----
          Outstanding at end of year               1,640         $2.00         840        $2.00
                                                   -----                     -----
                                                   -----                     -----
          Weighted average fair value of
            options granted during the year        $2.22                     $2.19

          The Company applies the intrinsic value method under APB No. 25 in accounting for stock-based employee compensation arrangements. Had compensation cost for the Company's stock options plans been determined pursuant to the fair value method under SFAS No. 123, the Company's net loss and net loss per share would have increased accordingly. The fair value of options granted under the Company's stock option plans has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 5.5%, expected volatility of 60.3% and expected lives of 16 years for options granted under the Non-Qualified Plan and 10 years for options granted under the 1996 Plan.

                                                                   1997           1996
                                                               -----------    -----------
          Net loss                             As Reported     $  (409,172)   $(1,045,149)
                                               Pro forma       $(2,333,753)   $(4,550,164)

          Basic and diluted loss per share     As Reported          $(0.18)        $(0.71)
                                               Pro forma            $(1.02)        $(3.11)

NOTE 15 - SUBSEQUENT EVENTS

          In February of 1998, Nordic signed a letter of intent setting forth terms and conditions to form the basis of a joint venture/partnership with a flashlight supplier in Taiwan.
          According to terms of this letter of intent, Nordic and the supplier would each own 50% of the new company with Nordic occupying four of the seven Board of Director seats of the new company. Other terms of the agreement are still under negotiation.

          On April 2, 1998, the Board of Directors approved the terms of an engagement letter with a financial services firm which provides for the placement of $1,500,000 of Company convertible debentures and up to $10,000,000 in common stock in the form of an equity line of credit.

                           DYNATEC INTERNATIONAL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments are included in the consolidated balances sheets at carrying cost.

          The carrying amounts approximate fair value for cash, trade accounts receivable, related party and other receivables, prepaid expenses, other assets, trade accounts payable, and accrued expenses because of the short maturity of these instruments. Because the blended interest rate of long-term debt approximates the current interest rates available, the carrying value of long-term debt instruments also approximates fair market value.