Form 10QSB
period 1998-03-31
DYNATEC INTERNATIONAL INC
filed 1998-05-20
CIK 752208

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1998,
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

Securities registered under to Section 12(g) of the Exchange Act:
           Common Stock (Par Value $0.01 per share)
                       (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 14, 1998, the Registrant had 2,780,112 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Company at May 14, 1998 was $20,728,768.

Transitional small business disclosure format.  Yes / /   No  /X/

                        PART I. - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


     Reference is made to the attached Unaudited Consolidated Condensed Financial Statements for the first quarter of calendar years 1998 and 1997. These condensed financial statements are hereby incorporated by reference. The information for the Company's first three months of calendar years 1998 and 1997 ended March 31, 1998 and 1997 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     For the quarter ended March 31, 1998, the Company generated total revenues of $3,647,786 compared to total revenues of $2,554,618 in the prior three month period ended March 31, 1997. Comparative period revenues increased $1,093,168 or 43%.

     Overall, the Company experienced a net income of $683,878 for the first quarter of 1998 compared to a net loss of $511,864 for the first quarter of 1997, primarily due to the sale of non-exclusive rights to market company products to an overseas supplier.

TELEPHONE ACCESSORIES:

     For the quarter ended March 31, 1998, there was an overall increase of $254,997 (17%) in the revenues generated from the Telephone Accessory product segment of the Company compared to total revenues for the quarter ended March 31, 1997. Although the sales mix for various shoulder rests changed slightly, overall 1998 sales of shoulder rests remained fairly constant,
increasing by approximately $96,799 over 1997 sales.   The remainder of the
increase was attributable to increased volume on sales of other telephone accessory products.

HARDWARE/HOUSEWARES:

     The Hardware/Housewares products segment produced an increase in revenues during the three month period ended March 31, 1998 of $189,0151 or 23% compared to the period ended March 31, 1997. During 1997, the Company introduced several new drawer organizer products which have accounted for the majority of the increase in the current year. Sales in this segment continue to grow as the Company continues to aggressively market and expand the housewares product lines.

MASS MARKET:

     Sales in the Mass Market segment were $114,051 for the quarter ended March 31, 1998 compared to $-0- for the quarter ended March 31, 1997. Virtually all of the sales in this segment were to Dolgencorp, Inc. Historically, products in this segment have consisted of cameras, audio cassette tapes, three piece flashlights, and disposable lighters.

FLASHLIGHTS:

     Total sales in the Flashlight segment were $190,941 compared to $128,143 for the periods ended March 31, 1998 and 1997, respectively. In February of 1998, Nordic Technologies, Inc. (Nordic), a wholly owned subsidiary of the Company, signed a letter of intent setting forth terms and conditions to form the basis of a joint venture/partnership with a flashlight supplier in Taiwan. According to terms of this letter of intent, Nordic and the supplier would each own 50% of the new company with Nordic occupying four of the seven Board of Director seats of the new company. Other terms of the agreement are still under negotiation.

TELECOMMUNICATIONS HEADSETS

     Revenues in the Telecommunication Headset segment were $455,095 for the quarter ending March 31, 1998 compared to $-0- for the same period in 1997. The Company has been aggressively developing a line of telecommunications products to include wired and wireless telephone headsets, telephones,
conference speakers, and other products.   In first quarter 1998 initial
orders for telephonic amplifiers and headsets were filled with Lucent Technologies. The Company has been able to secure pages in several catalogues of providers for various office products which will be coming out during second and third quarter.

     In the period ended March 31, 1998, the Company recognized revenue related to an agreement with an overseas supplier whereby non-exclusive rights to market Company products internationally were sold for $580,000. According to the agreement, the purchase price was paid by the sale of Company stock owned by the supplier. The supplier sold the stock in March of 1998, and the cash was received by the Company in April of 1998. The receivable associated with this transaction is reflected as part of related party and other receivables in the accompanying condensed balance sheet.

EXPENSES

     Overall gross margins of the Company for the quarters ending March 31, 1998 and 1997 were 37% and 30% , respectively. This overall increase in gross margin is largely attributable to increased sales of telephone accessory and headset products which have gross margins ranging from 35% to 50%.

     The Company spent $33,200 and $136,154 in research and development expenses for the quarters ending March 31, 1998 and 1997. Most of the research and development expenses over these two periods was spent in developing the headset and flashlight product lines. Research and development expenses have decreased during 1998, as current year research and development efforts relate to product enhancements as opposed to initial product development.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1998, the company experienced a net increase in its cash position of $346,753 from December 31, 1997. The Company had a decrease in cash from operations of $438,364. The majority of this decrease was caused by increase in accounts receivable ($598,513) and inventory ($465,297) offset by first quarter income. The increase in inventories was offset by a corresponding increase in accounts payable of $238,221 for the same period. The Company experienced a net increase in cash position resulting from the receipt of funds

($940,000) pursuant to a Regulation S stock offering, as authorized by the Board of Directors in March of 1997, partially offset by capital expenditures of $167,478 in the quarter ending March 31, 1998. The Company anticipates that the inventory and related payables will increase throughout 1998 as sales increase in the flashlight and telecommunication headset segments.

     Current assets increased from $5,092,374 at December 31, 1997 to
$6,691,797 at March 31, 1998.   Of this increase, approximately $465,297
reflects increases in inventory which are offset by increases in accounts payable and the obligation under the line of credit of $547,338 as the company prepares for increased sales in calendar year 1998. Additionally, accounts receivable also increased due to increased first quarter sales of approximately $168,323 over fourth quarter 1997.

     Under the terms of the line-of credit agreement with a bank, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the lines-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At March 31, 1997 the Company was not in compliance with the provisions requiring a minimum current ratio of 1.5 to 1. The ratio of total current assets to total current liabilities was 1.34 at March 31, 1998.

     The Company has received a commitment letter from a financing institution offering a new, larger line-of-credit to pay off the current line
and to fund future operations.   In addition, the Board of Directors approved
the terms of an engagement letter with a financial services firm which provides for the placement of $1,500,000 in convertible debentures and up to $10,000,000 in common stock in the form of an equity line-of-credit.

                          PART II - OTHER INFORMATION


ITEM  3 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM -8K

(a.) Exhibit List.
     Exhibit 27-SDS


(b.) Reports on Form 8-K.
     None





                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the May 19, 1998.


                                       DYNATEC INTERNATIONAL, INC.

                                       /s/ F. Randy Jack
                                       -----------------------------------
                                       F. Randy Jack
                                       President-Chief Operating Officer

                                       /s/ Jerry R. Andersen
                                       -----------------------------------
                                       Jerry R. Andersen
                                       Vice President-Chief Financial Officer

EXHIBIT 1









                              DYNATEC INTERNATIONAL, INC.

                            CONDENSED FINANCIAL STATEMENTS

                                March 31, 1998 and 1997

                        C O N T E N T S



                                                           Page
                                                           ----
CONDENSED BALANCE SHEETS                                      3

CONDENSED STATEMENTS OF OPERATIONS                            5

CONDENSED STATEMENTS OF CASH FLOWS                            6

NOTES TO CONDENSED FINANCIAL STATEMENTS                       8

                          DYNATEC INTERNATIONAL, INC.
                           CONDENSED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                                    March 31, 1998  Dec. 31, 1997
                                                      (Unaudited)     (Audited)
                                                      -----------     ----------
ASSETS
CURRENT ASSETS
 Cash                                                 $   679,647     $  332,894
 Trade accounts receivable, net of allowance for
   doubtful accounts of $21,038 in 1998 and $29,684
   in 1997                                              2,148,401      1,549,888
 Related party and other receivables                      633,520        426,131
 Inventories (Note 2)                                   2,987,446      2,522,149
 Prepaid expenses                                         226,468        234,120
 Other                                                     16,315         27,192
                                                      -----------     ----------
          TOTAL CURRENT ASSETS                          6,691,797      5,092,374

PROPERTY, PLANT AND EQUIPMENT, NET                      3,941,811      3,941,587

OTHER ASSETS
 Deposits                                                  55,361        107,631
 Intangible assets, net                                   251,633        267,825
                                                      -----------     ----------
          TOTAL OTHER ASSETS                              306,994        375,456
                                                      -----------     ----------
                    TOTAL ASSETS                      $10,940,602     $9,409,417
                                                      -----------     ----------
                                                      -----------     ----------

             The accompanying notes are an integral part of
                these condensed financial statements.

                          DYNATEC INTERNATIONAL, INC.
                     CONDENSED BALANCE SHEETS (CONTINUED)
                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                                    March 31, 1998  Dec. 31, 1997
                                                      (Unaudited)     (Audited)
                                                      -----------     ---------
LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Short-term note payable                             $ 1,653,873   $ 1,331,169
  Current portion of long-term debt                       745,845     1,003,477
  Current portion of capital lease obligations             16,492        15,699
  Accounts payable                                      1,230,853       992,632
  Accounts payable-other                                  961,250        85,000
  Accrued expenses                                        153,362       238,121
  Accrued advertising                                     128,481       350,000
  Accrued royalties payable                                91,401        17,882
                                                      -----------   -----------
              TOTAL CURRENT LIABILITIES                 4,981,557     4,033,980

LONG-TERM LIABILITIES
  Long-term debt                                        1,899,259     1,994,355
  Capital lease obligations                                40,912        46,086
  Deferred income taxes                                     5,036         5,036
                                                      -----------   -----------
              TOTAL LIABILITIES                         6,926,764     6,079,457

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized
     100,000,000 shares 2,871,627 issued at
     December at March 31, 1998 and 2,859,940
     issued at December 31, 1997                           28,716        28,599
  Treasury stock, at cost, 91,515 shares                 (915,150)     (915,150)
  Additional paid-in capital                            5,596,723     5,596,840
  Accumulated deficit                                    (696,451)   (1,380,329)
                                                      -----------   -----------
              TOTAL STOCKHOLDERS' EQUITY                4,013,838     3,329,960
                                                      -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $10,940,602   $ 9,409,417
                                                      -----------   -----------
                                                      -----------   -----------

              The accompanying notes are an integral part of
                  these condensed financial statements.

                          DYNATEC INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                      Three Months  Three Months
                                                         Ended          Ended
                                                        March 31,     March 31,
                                                          1998          1997
                                                       ----------    ----------
REVENUE AND PRODUCT RIGHTS (Note 9)                    $4,227,786    $2,554,618
COST OF SALES                                           2,281,051     1,779,783
                                                       ----------    ----------
GROSS PROFIT                                            1,946,735       774,835

EXPENSES
  Selling expenses                                        665,767       587,749
  Research and development                                 33,200       136,154
  General and administration expenses                     439,215       457,563
  Provision for losses on accounts receivable                 - -         5,000
                                                       ----------    ----------
         TOTAL EXPENSES                                 1,138,182     1,186,466
                                                       ----------    ----------
OPERATING GAIN (LOSS)                                     808,553      (411,631)

OTHER INCOME/(EXPENSE)
  Interest income                                           3,340         3,982
  Interest expense                                       (107,009)     (103,715)
  Loss on sale of asset                                   (21,006)          - -
                                                       ----------    ----------
TOTAL OTHER EXPENSE                                      (124,675)      (99,733)
                                                       ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  683,878      (511,364)

INCOME TAX EXPENSE (Note 6)                                   - -          (500)
                                                       ----------    ----------
NET INCOME (LOSS)                                      $  683,878    $ (511,864)
                                                       ----------    ----------
                                                       ----------    ----------
BASIC NET INCOME (LOSS) PER SHARE                      $     0.25    $    (0.25)
                                                       ----------    ----------
                                                       ----------    ----------
DILUTED NET INCOME (LOSS) PER SHARE                    $     0.20    $    (0.25)
                                                       ----------    ----------
                                                       ----------    ----------

             The accompanying notes are an integral part of
                 these condensed financial statements.

                          DYNATEC INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                       Three Months  Three Months
                                                          Ended          Ended
                                                         March 31,      March 31,
                                                           1998           1997
                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $ 683,878      $(511,864)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
Depreciation                                               87,333        110,670
Amortization                                               15,942         16,067
Loss on sale of assets                                     21,006            - -
Provision for losses on accounts receivable                   - -          5,000
Changes in operating assets and liabilities:
  Trade accounts receivable                              (598,513)      (391,145)
  Related party and other accounts receivable            (207,389)           - -
  Inventories                                            (465,297)      (151,507)
  Prepaid expenses                                          7,652        (15,719)
  Other                                                    10,877          6,500
  Deposits                                                 52,270       (30,290)
  Accounts payable                                        238,221        401,658
  Accounts payable-other                                  (63,750)           - -
  Accrued expenses                                        (72,594)       (62,725)
  Accrued advertising                                    (221,519)           - -
  Accrued royalties payable                                73,519          7,378
  Income tax payable                                          - -            100
                                                        ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                   $(438,364)     $(615,877)
                                                        ---------      ---------

                The accompanying notes are an integral part of
                       these condensed financial statements.

                          DYNATEC INTERNATIONAL, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                      Three Months   Three Months
                                                          Ended           Ended
                                                        March 31,       March 31,
                                                          1998            1997
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                        $   47,000      $     - -
  Receivable from related parties                             - -         60,876
  Capital expenditures                                   (167,478)       (87,699)
                                                        ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                    (120,478)       (26,823)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements          322,704       (372,215)
  Decrease in debt issuance costs                             - -          3,255
  Net borrowings (payments) on long-term debt            (352,728)       339,811
  Net payments on capital lease obligations                (4,381)        (6,808)
  Cash received for future Regulation S offerings         940,000            - -
  Issuance of Stock pursuant to Regulation S offerings        - -        500,000
                                                        ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 905,595        464,043
                                                        ---------      ---------
INCREASE (DECREASE) IN CASH                               346,753       (178,657)
CASH AT BEGINNING OF YEAR                                 332,894        240,145
                                                        ---------      ---------
CASH AT END OF PERIOD                                   $ 679,647      $  61,488
                                                        ---------      ---------
                                                        ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest                                  $ 118,818      $  93,587
Cash paid for income taxes                                    - -            400

                  The accompanying notes are an integral part of
                      these condensed financial statements.

                           DYNATEC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1 -       BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-QSB for the three months ended March 31, 1998 should be read in conjunction with the Company's annual report on form 10-KSB for the year ended December 31, 1997.

          The accompanying unaudited condensed consolidated financial balance sheets, statements of operations and cash flows reflect all normal recurring adjustments which are, in management's opinion, necessary for a fair presentation of the Company's financial position, results of operation, and cash flows. The results of operations for the interim period ended March 27, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  -      INVENTORIES

          Effective January 31, 1998, the Company changed its method of determining the cost of inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO). Historically, the difference between the LIFO and current costs of inventories has been immaterial.

          Inventories, consisting principally of telephone accessory, hardware/houseware, flashlights, telecommunication headsets, and other miscellaneous products sold to mass market merchandisers as of March 31, 1998 and December 31, 1997 are summarized as follows:

                                              March 31         December 31
                                                1998              1997
                                             ----------        ----------
                Raw                          $1,185,819        $  831,483
                Finished                      1,801,627         1,690,666
                                             ----------        ----------
                                             $2,987,446        $2,522,149
                                             ----------        ----------
                                             ----------        ----------

NOTE 3 -   NET EARNINGS PER SHARE

           On December 31, 1997, the Company adopted the provisions of FAS No. 128, Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Basic EPS is the amount of net income or loss divided by the weighted average number of shares of common stock outstanding. Diluted EPS is the amount of income or loss for the period divided by the weighted average number of shares plus all potentially dilutive common shares.

           In calculating EPS, the earnings were the same for both the basic and diluted calculation. The effect of common stock options is not included in the 1997 calculation as such options would

                           DYNATEC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

           be anti-dilutive. A reconciliation between the basic and diluted weighted-average number of shares outstanding as of March 31, 1998 and 1997 is summarized as follows:

                                                          1998           1997
                                                       ----------     ----------
Basic weighted-average number of shares                 2,779,882     2,047,982
Weighted-average number of common stock options           584,090         - -
                                                       ----------     ----------
Diluted weighted-average number of shares               3,363,972     2,047,982
                                                       ----------     ----------
                                                       ----------     ----------

NOTE 4 -  YEAR 2000

          During 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. During the fourth quarter of 1997 and the first quarter of 1998, the Company began converting to a new accounting and materials resource planning software program. The Year 2000 problem is the result of the computer programs being written using two digits rather than four to define the applicable year. The Company is capitalizing costs associated with the new software as the new software is being implemented to provide better inventory tracking and accounting controls. All other system changes are being
          expensed as incurred.   The Company does not anticipate any year
          2000 compliance problems.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

          The Company adopted Financial Accounting Standards No. 130 (SFAS
          130), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements. As of March 31, 1998, the Company has no items to report as components of comprehensive income.

NOTE 6  - INCOME TAXES

          The Company has net operating loss carryforwards from prior years which will exceed the income generated in the first quarter of 1998. The deferred tax asset related to these carryfowards was fully reserved for as of December 31, 1997. Accordingly, no income tax expense is being reported for the period ended March 31, 1998.

                           DYNATEC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 7 -  STOCKHOLDERS' EQUITY

          As of March 31, 1998, $940,000 in funds, which is included in accounts payable-other in the accompanying condensed balance sheet, has been received in anticipation of future Regulation S common stock offerings as approved by the Board of Directors in March 1997. The terms and agreements for these stock offerings are still under negotiation. Regulation S stock is typically sold at a significant discount from market value because of its restricted nature.

NOTE 8 -  STOCK OPTIONS

          A summary of stock options is as follows for the period ended March 31, 1998:

                     FIXED OPTIONS:

                                                                Shares          Exercise
                                                                (000)            Price
                                                                -----            -----
                     Outstanding at December 31, 1997             934             $2.50
                     Granted                                      100             $6.50
                     Exercised                                    (12)            $2.50
                                                                -----
                     Outstanding at March 31, 1998              1,022            Various
                                                                -----
                                                                -----
                     Options exercisable at March 31, 1998        284             $2.50
                                                                -----
                                                                -----
                     Weighted average fair value of
                       options granted during first quarter     $3.69
                     Weighted average remaining
                       contractual life for exercisable
                       options at March 31, 1998              3.9 years

                     VARIABLE  OPTIONS:

                                                                Shares          Exercise
                                                                (000)            Price
                                                                -----            -----
                     Outstanding at December 31, 1997             945             $2.50
                     Granted                                      840             $6.50
                                                                -----
                     Outstanding at March 31, 1998              1,785            Various
                                                                -----
                                                                -----
                     Weighted average fair value of
                       options granted during first quarter     $5.58

                           DYNATEC INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 9 -  OTHER

          In February of 1998, the Company's subsidiary, Nordic Technologies, Inc. (Nordic), signed a letter of intent setting forth terms and conditions to form the basis of a joint venture/partnership with a flashlight supplier in Taiwan. According to terms of this letter of intent, Nordic and the supplier would each own 50% of the new company with Nordic occupying four of the seven Board of Director seats of the new company. Other terms of the agreement are still under negotiation.

          On April 2, 1998, the Board of Directors approved the terms of an engagement letter with a financial services firm which provides for the placement of $1,500,000 of Company convertible debentures and up to $10,000,000 in common stock in the form of an equity line of
          credit.   Additionally, the Company has received a commitment letter from a financing institution offering a new, larger line-of-credit to pay off the current line and to fund future operations.

          On December 11, 1997, the Company entered into an agreement with an overseas supplier whereby non-exclusive rights to market Company products internationally were sold. According to the agreement, the purchase price was paid by the sale of Company stock owned by the supplier. The supplier sold the stock in March of 1998, and the proceeds of $580,000 were received by the Company in April of 1998. The receivable associated with this transaction is reflected as part of related party and other receivables in the accompanying condensed balance sheet.