Form 10QSB
period 1998-06-30
DYNATEC INTERNATIONAL INC
filed 1998-08-19
CIK 752208

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter Ended June 30, 1998,
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

          3820 Great Lakes Drive
          Salt Lake City, UT 84120
          ------------------------
          (Address of principal (Zip Code)
          executive offices)

Issuer's telephone  number:       (801) 973-9500
                                  --------------
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:
           Common Stock (Par Value $0.01 per share)
           ----------------------------------------
                       (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
     As of August 13, 1998, the Registrant had 2,675,112 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Company at August 13, 1998 was $13,704,878.

Transitional small business disclosure format.  Yes    No  X
                                                   ---    ---

                          PART I. - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

     Reference is made to the attached Unaudited Consolidated Condensed Financial Statements for the first six months of the 1998 and 1997 calendar years. These condensed financial statements are hereby incorporated by reference. The information for the Company's first six months of calendar years 1998 and 1997 ended June 30, 1998 and 1997 is unaudited, but in the opinion of management reflects all adjustments which are necessary for a fair presentation of operations for such periods.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     For the six months ended June 30, 1998, the Company generated total revenues of $8,363,758 compared to total revenues of $6,045,561 in the prior six month period ended June 30, 1997. Comparative period revenues increased $2,318,197 or 38%, reflecting the largest revenues ever earned by the Company during the first two quarters of any calendar year since the Company's inception.

     Overall, the Company experienced a net income of $3,233 for the first two quarters of 1998 compared to a net loss of $433,144 for the first two quarters of 1997, primarily due to the $580,000 sale of non-exclusive rights to market Company products to an overseas supplier and increased sales of $2,318,197 over the prior year. These increases were largely offset by the one-time, non-cash recognition of warrant premium ($426,000) associated with warrants issued to investors who purchased convertible debentures and the non-cash recognition of a beneficial conversion premium of $166,667 during the second quarter of 1998. Approximately another $122,500 will be recognized in the third quarter relating to warrant premium on the final issuance of convertible debentures to take place upon the effective registration of the shares underlying the credit agreement as well as approximately $400,000 of additional beneficial conversion premium expense as non-cash expenses relative to the convertible debentures. The convertible debentures and associated equity line of credit are described more fully in the Liquidity and Capital Resources section below.

TELEPHONE ACCESSORIES:

     For the two quarters ended June 30, 1998, there was an overall increase of $379,542 (13%) in the revenues generated from the Telephone Accessory product segment of the Company compared to total revenues for the same period in 1997. Although the sales mix for various shoulder rests changed slightly, overall 1998 sales of shoulder rests increased by approximately $212,219 over 1997 sales.
The remainder of the increase was attributable to increased volume on sales of other telephone accessory products.

HARDWARE/HOUSEWARES:

     The Hardware/Housewares products segment produced an increase in revenues during the six month period ended June 30, 1998 of $252,751 or 14% compared to the period ended June 30, 1997. During the latter part of 1997, the Company introduced several new drawer organizer products which have accounted for the majority of the increase in the current year. Sales in this segment continue to grow as the Company continues to aggressively market and expand the housewares product lines.

MASS MARKET:

     Sales in the Mass Market segment were down from $833,049 for the quarter ended June 30, 1997 compared to $830,212 for the quarter ended June 30, 1997. Virtually all of the sales in this segment were to Dolgencorp, Inc. Historically, products in this segment have consisted of cameras, audio cassette tapes, crayons, three piece flashlights, and disposable lighters.

FLASHLIGHTS:

     Total sales in the Flashlight segment were $635,665 compared to $404,178
for the periods ended June 30, 1998 and 1997, respectively.   The Company
continues the development of stronger relationships with overseas vendors to ensure the timely delivery of reliable, high-quality flashlight products. Earlier plans represented by a letter of intent to form a joint venture/partnership with a flashlight supplier in Taiwan have been determined to not be in the best interest of the Company.

TELECOMMUNICATIONS HEADSETS

     Revenues in the Telecommunication Headset segment were $895,787 for the six month period ending June 30, 1998 compared to $-0- for the same period in 1997. The Company has been aggressively developing a line of telecommunications products to include wired and wireless telephone headsets, telephones,
conference speakers, and other products.   In the first quarter of 1998, initial
orders for telephonic amplifiers and headsets were filled with Lucent Technologies. The Company has been able to secure pages in several catalogues of providers for various office products coming out during the second and third quarters.

     In the period ended March 31, 1998, the Company recognized revenue related to an agreement with an overseas supplier whereby non-exclusive rights to market Company products internationally were sold for $580,000. According to the agreement, the purchase price was paid by the sale of Company stock owned by the supplier.

EXPENSES

     Overall gross margins of the Company, excluding the non-exclusive sale of product rights for $580,000, for the six months ending June 30, 1998 and 1997 were 35% and 32% , respectively. This overall increase in gross margin is largely attributable to increased sales of telephone accessory and headset products which have gross margins ranging from 35% to 50%.

     The Company spent $73,695 and $167,878 in research and development expenses for the six months ending June 30, 1998 and 1997. Most of the research and development expenses over these two periods was spent in developing the headset and flashlight product lines. Research and development expenses have decreased during 1998, as current year research and development efforts relate to product enhancements as opposed to initial product development.

LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 1998, the Company experienced a net decrease in its cash position of $111,908 from December 31, 1997. The Company had a decrease in cash from operations of

$1,569,629. The majority of this decrease was caused by increases in accounts receivable ($1,011,812) and inventory ($1,712,002) partially offset by income from the first two quarters. The increase in inventories reflects purchases made to prepare for catalogue sales of telephony headset products and to fill mass merchandise orders received for the third and fourth quarters. The Company experienced a net increase in cash position resulting from financing activities reflecting the receipt of funds ($940,000) pursuant to a future Regulation S stock offering, as authorized by the Board of Directors in March of 1997, and the issuance of $1,500,000 pursuant to the
sale of convertible debentures (explained more fully below).   A net use of
cash in investing activities reflects the capital expenditures of $356,232 during the first two quarters of 1998. The Company anticipates that the inventory and related payables will increase throughout 1998 as sales increase in the flashlight and telecommunication headset segments.

     Current assets increased from $5,092,374 at December 31, 1997 to $7,224,092
at June 30, 1998.   Of this increase, approximately $1,712,002 reflects
increases in inventory partially funded by increases under the line of credit facility of $307,545 as the Company prepares for increased sales in calendar year 1998. Additionally, accounts receivable also increased due to increased first quarter sales of approximately $656,509 over fourth quarter 1998.

     On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of a Convertible Debenture in the face amount of $1,500,000 to meet immediate cash needs under an equity line of credit. The debentures are convertible into common stock of the Company at the lessor of: (i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five investors which have not previously been shareholders of the Company. In addition, the Company can use a "put" mechanism to periodically draw down up to $10,000,000. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn in increments of not less than $50,000 in exchange for common stock of the Company issued at 80 percent of the average of the three lowest bid prices during the six day valuation period consisting of three days prior to the
put and ending two days after the put date.   The put mechanism cannot be
utilized until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be purchased pursuant to the convertible debentures, the Company will receive an additional $500,000 of gross sales proceeds.

     In connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants have been issued as Series A and Series B as follows:

                                     Placement  Exercise
                         Investors     Agent     Price
                         ---------   ---------  --------
     Series A Warrants    150,000     150,000    $6.50
     Series B Warrants    150,000     300,000    $7.15

The Company is to issue an additional 50,000 Series A warrants each to both the placement agent and the investors upon receipt of the additional $500,000 of gross sales proceeds. The market value for the Series A warrants issued to the investors has been written off as a one-time, non-cash debt issuance cost
of $426,000 as the warrants are immediately exercisable.   The market value of
the Series A warrants issued to the placement agent have been capitalized and will be written off by the Company over the 36 month life of the debentures. Although these debt issuance costs are non-cash items, current GAAP requires disclosure for the market value of warrants issued along with convertible debentures. In addition, because the debentures are convertible at a 25 percent discount from the market value, an additional $500,000 (the intrinsic value of the beneficial conversion premium) of the proceeds received were established as a contra-debt account and $166,667 of this premium was written off as a non-cash expense for the second quarter of 1998. These non-cash amortization and write-off of the market value of warrants issued is included with interest expense in the income statement. Upon the effective date of the registration statement, the market value of the warrants issued to the investors in connection with the $500,000 of convertible debentures will also be written off (estimated to be an additional third quarter non-cash expense of $121,500) and the remaining beneficial conversion premium will be written off as a third quarter, non-cash item. The Series B warrants which have been issued have no current impact to the Company financial statements, as they were issued in connection with the equity line of credit.

     On May 27, 1998, the Company obtained a new, revolving line-of-credit from a financing institution up to $5,000,000 bearing interest at a rate of prime plus one percent with interest payable monthly. The line is secured by both accounts receivable and inventories. The note is due May 26, 2001. Under the terms of the agreement, the Company is required to maintain certain covenants and ratios including book net worth, net income, and debt service coverage.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On June 16, 1998, Canaccord Capital Corporation ("Canaccord"), a Canadian broker/dealer, filed an action against the Company in the U.S. District Court in Salt Lake City, Utah. The action seeks an order compelling the issuance of 125,000 shares of Dynatec stock. Canaccord and the Company agree that the Company, or its transfer agent, had erroneously over-issued shares of stock to Canaccord in early 1997. In September 1997, Canaccord tendered certificates for other shares in acknowledgment of a separate over-issuance. Management of the Company believed that an additional 125,000 shares had been over issued. The disputed certificate was subsequently returned to the transfer agent and cancelled under the direction of the Board of Directors of the Company. This action was taken by the Company based upon the understanding of management that the entity believed by the Company based upon the understanding of management that the entity believed by the Company to be holding the beneficial interest in the certificate had not paid for the shares, and was not a holder in due course or a "protected person" under applicable Uniform Commercial Code provisions. On August 3, 1998, the Court entered an order granting the preliminary injunction in favor of Canaccord and compelling the issuance of a stock certificate to Canaccord's designee for the disputed 125,000 shares of stock. If one of the other entities now named in the litigation should subsequently establish a right to the issuance of 125,000 shares of the stock of the Company, Dynatec may be required to issue additional shares. Dynatec intends to continue to pursue its claim for damages and declaratory relief in this litigation.

     As disclosed in the Form SB-2 registration statement of the Company filed with the SEC on June 26, 1998, the Company has received a telephonic contact from the SEC indicating that the SEC anticipates filing an administrative proceeding in the later part of calendar year 1998 against various individuals and entities which had engaged in business transaction with a British Columbia corporation and/or a non-U.S. business trust. The SEC representative indicated that the Company and its chief executive officer may be named in such agency action. The Company has submitted a Wells Submission to the SEC to clarify its position as to why it and its CEO should not be named in the administrative proceeding. The Company did enter into two 1994 subscription agreements with the British Columbia corporation and two simultaneous subscription agreements with the business trust in early 1995. However, none of the transactions were fully consummated and the Company received no consideration with regard to the transactions. The Company believes that its actions involving the four referenced subscription agreements are significantly different from the transactions engaged in with such entities by other public companies. In this regard, the Company insisted on the use of a different restrictive legend on its stock certificates which were to be held in escrow pursuant to the proposed transactions. Further, the Company made a press release on the day following the first such transaction, and mailed Form 8-K reports to the SEC no later than the day following each of the transactions. Such actions were intended to immediately put all third parties, and the investigating public, on notice of the unpaid nature of the subscriptions. Although the SEC is not bound by comments of its staff members, the SEC representative which communicated with the Company has stated that the sole remedy which might be pursued against the Company would be a cease and desist order precluding the Company from engaging in transactions of this nature. The Company has not pursued any such transaction since early 1995 and has no intention of doing so. The SEC representative has also indicated that the staff is not recommending any monetary penalties against the Company. The SEC Representative further acknowledges that, unlike other companies under investigation in the matter, the Company had received no funds in the transactions and that no disgorgement of proceeds would be sought. Based upon this information, the Company does not presently anticipate any material financial statement impact as a result of the referenced investigation.

ITEM 5 - OTHER INFORMATION

For a period of approximately one year, the NASD has requested from the Company through several letters certain documents related to the foregoing litigation, stock transactions and related matters. The Company is traded on the Nasdaq SmallCap market and has a contractual obligation to provide such requested information. The Company has cooperated in providing such documentation.

The Board of Directors of the Company has unanimously approved an investigation of the matters referred to in the Legal Proceedings Section above. The Company's relationship and practices with the Company's transfer agent, certain related party transactions and other issues which were the subject of a recent preliminary inquiry conducted by certain members of the Board of Directors, the actions of officers of the Company with regard to such matters, and other related and unrelated corporate activities to assure that proper safeguards and policies are in place or are implemented which will assist the Board of Directors in monitoring the business activities of the Company. The Board is to be assisted in this review by independent outside counsel who will coordinate his efforts with current corporate counsel.

ITEM  6 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM -8K

(a.)   Exhibit List.
       Exhibit 27-SDS

(b.)   Reports on Form 8-K.
       None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the August 16,1998


                              DYNATEC INTERNATIONAL, INC.


                              -------------------------------------
                              Donald M. Wood
                              Chief Executive Officer--Chairman


                              -------------------------------------
                              Jerry R. Andersen
                              Chief Financial Officer--Vice President

 EXHIBIT 1















                             DYNATEC INTERNATIONAL, INC.

                            CONDENSED FINANCIAL STATEMENTS

                                June 30, 1998 and 1997

                                   C O N T E N T S



                                                                           Page

CONDENSED BALANCE SHEETS                                                     3

CONDENSED STATEMENTS OF OPERATIONS                                           5

CONDENSED STATEMENTS OF CASH FLOWS                                           6

NOTES TO CONDENSED FINANCIAL STATEMENTS                                      8

                            DYNATEC INTERNATIONAL, INC.
                              Condensed Balance Sheets
                        JUNE 30, 1998 AND DECEMBER 31, 1997


                                                              June 30, 1998   Dec. 31, 1997
                                                                (Unaudited)      (Audited)
                                                            ---------------   ------------
ASSETS
CURRENT ASSETS
 Cash                                                           $   220,986     $  332,894
 Trade accounts receivable, net of allowance for doubtful
      accounts of $31,257 in 1998 and $29,684 in 1997             2,551,700      1,549,888
 Related party and other receivables                                 43,728        426,131
 Inventories (Note 2)                                             4,234,151      2,522,149
 Prepaid expenses                                                   151,997        234,120
 Other                                                               21,530         27,192
                                                            ---------------   ------------
          TOTAL CURRENT ASSETS                                    7,224,092      5,092,374

PROPERTY, PLANT AND EQUIPMENT, NET                                4,014,377      3,941,587

OTHER ASSETS
 Deposits                                                            69,425        107,631
 Debt issue costs (Note 9)                                          682,150              -
 Intangible assets, net                                             236,834        267,825
                                                            ---------------   ------------
          TOTAL OTHER ASSETS                                        988,409        375,456
                                                            ---------------   ------------
                    TOTAL ASSETS                                $12,226,878     $9,409,417
                                                            ---------------   ------------
                                                            ---------------   ------------

The accompanying notes are an integral part of these condensed financial statements.

                            DYNATEC INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS (CONTINUED)
                        JUNE 30, 1998 AND DECEMBER 31, 1997

                                                              June 30, 1998  Dec. 31, 1997
                                                               (Unaudited)     (Audited)
                                                            ---------------  ------------
LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Short-term note payable                                       $ 1,638,714   $ 1,331,169
  Current portion of long-term debt                                 174,673     1,003,477
  Current portion of capital lease obligations                       15,892        15,699
  Accounts payable                                                  947,216       992,632
  Accounts payable-other (Note 7)                                 1,232,375        85,000
  Accrued expenses                                                  205,110       238,121
  Accrued advertising                                               191,595       350,000
  Accrued royalties payable                                          38,235        17,882
  Accrued income taxes                                                    -             -
                                                            ---------------  ------------
              TOTAL CURRENT LIABILITIES                           4,443,810     4,033,980

LONG-TERM LIABILITIES
  Long-term debt                                                  2,118,937     1,994,355
  Capital lease obligations                                          37,507        46,086
  Deferred income taxes                                               5,036         5,036
  Convertible debentures                                          1,186,393         5,036
                                                            ---------------  ------------
              TOTAL LIABILITIES                                   7,791,683     6,084,493

STOCKHOLDERS' EQUITY (Note 7)
  Common stock, $.01 par value, authorized 100,000,000 shares
     2,766,627 issued at June 30, 1998 and
     2,859,940 issued at December 31, 1997                           27,667        28,599
  Treasury stock, at cost, 91,515 shares                           (915,150)     (915,150)
  Additional paid-in capital                                      6,699,774     5,596,840
  Accumulated deficit                                            (1,377,096)   (1,380,329)
                                                            ---------------  ------------
              TOTAL STOCKHOLDERS' EQUITY                          4,435,195     3,329,960

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $12,226,878   $ 9,414,453
                                                            ---------------  ------------
                                                            ---------------  ------------

The accompanying notes are an integral part of these condensed financial statements.

                            DYNATEC INTERNATIONAL, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)

                                                Three Months    Three Months      Six Months      Six Months
                                               Ended June 30,  Ended June 30,  Ended June 30,   Ended June 30,
                                                     1998          1997              1998            1997
                                              --------------  --------------   -------------   -------------
REVENUE AND PRODUCT RIGHTS (Note 10)              $4,135,972      $3,490,943      $8,363,758      $6,045,561
COST OF SALES                                      2,746,298       2,344,651       5,027,349       4,124,434
                                              --------------  --------------   -------------   -------------
GROSS PROFIT                                       1,389,674       1,146,292       3,336,409       1,921,127
EXPENSES
  Selling expenses                                   721,364         531,829       1,387,131       1,119,578
  Research and development                            40,495          31,724          73,695         167,878
  General and administration expenses                510,755         468,030         949,970         925,594
  Provision for losses on accounts receivable         10,000           8,500          10,000          13,500
                                              --------------  --------------   -------------   -------------
         TOTAL EXPENSES                            1,282,614       1,040,083       2,420,796       2,226,550
                                              --------------  --------------   -------------   -------------
OPERATING GAIN (LOSS)                                107,060         106,209         915,613        (305,423)

OTHER INCOME/(EXPENSE)
  Interest income                                          -           2,033           3,340           6,015
  Interest expense (Note 9)                         (787,379)       (120,058)       (894,388)       (223,772)
  Loss on sale of asset                                 (326)              -         (21,332)              -
  Miscellaneous                                            -          90,536               -          90,536
                                              --------------  --------------   -------------   -------------
TOTAL OTHER EXPENSE                                 (787,705)        (27,489)       (912,380)       (127,221)
                                              --------------  --------------   -------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS            (680,645)         78,720           3,233        (432,644)
INCOME TAX EXPENSE (Note 6)                                -               -               -            (500)
                                              --------------  --------------   -------------   -------------
NET INCOME (LOSS)                                 $ (680,645)     $   78,720      $    3,233      $ (433,144)
                                              --------------  --------------   -------------   -------------
                                              --------------  --------------   -------------   -------------
BASIC NET INCOME (LOSS) PER SHARE                 $    (0.24)     $     0.04      $     0.00      $    (0.20)
                                              --------------  --------------   -------------   -------------
                                              --------------  --------------   -------------   -------------
DILUTED NET INCOME (LOSS) PER SHARE (Note 3)      $    (0.24)     $     0.03      $     0.00      $    (0.20)
                                              --------------  --------------   -------------   -------------
                                              --------------  --------------   -------------   -------------

The accompanying notes are an integral part of these condensed financial statements.

                            DYNATEC INTERNATIONAL, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)

                                                           Six Months      Six Months
                                                         Ended June 30,   Ended June 30,
                                                              1998            1997
                                                         --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $     3,233    $  (433,144)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
Depreciation                                                   203,198        224,220
Amortization                                                    30,741         32,134
Interest expense on convertible debentures (Note 9)            624,226              -
Loss on sale of assets                                          21,332              -
Provision for losses on accounts receivable                     10,000         13,500
Changes in operating assets and liabilities:
  Trade accounts receivable                                 (1,011,812)      (617,979)
  Related party and other accounts receivable                  382,403           (410)
  Inventories                                               (1,712,002)      (403,990)
  Prepaid expenses                                              82,123       (173,531)
  Other                                                          5,662        (87,492)
  Deposits                                                      38,206        (96,032)
  Accounts payable                                             (45,416)       107,174
  Accounts payable-other                                       (42,625)             -
  Accrued expenses                                             (20,846)       289,439
  Accrued advertising                                         (158,405)             -
  Accrued royalties payable                                     20,353         11,555
  Income tax payable                                                 -           (100)
                                                         --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                      $(1,569,629)   $(1,134,656)
                                                         --------------   --------------

The accompanying notes are an integral part of these condensed financial statements.

                             DYNATEC INTERNATIONAL, INC.
                  CONSDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)

                                                                Six Months Ended   Six Months Ended
                                                                   June 30, 1998      June 30, 1997
                                                                ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                       $   47,000        $        -
  Receivable from related parties                                              -           115,419
  Capital expenditures                                                  (356,232)         (132,293)
                                                                ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                   (309,232)          (16,874)
                                                                ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements                         307,545           249,080
  Increase in debt issuance costs                                       (267,983)                -
  Net borrowings (payments) on long-term debt                           (704,222)          285,433
  Net borrowings (payments) on capital lease obligations                  (8,387)          (12,784)
  Net borrowings under convertible debentures (Note 9)                 1,500,000
  Cash received for future Regulation S offerings (Note 7)               940,000                 -
  Issuance of Stock pursuant to Regulation S offerings                         -           500,000
                                                                ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,766,953         1,021,729
                                                                ----------------   ----------------
DECREASE IN CASH                                                        (111,908)         (129,801)
CASH AT BEGINNING OF PERIOD                                              332,894           240,145
                                                                ----------------   ----------------
CASH AT END OF PERIOD                                                 $  220,986        $  110,344
                                                                ----------------   ----------------
                                                                ----------------   ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest                                                $  118,818        $   93,587
Cash paid for income taxes                                                   --                400
Share certificate cancelled (Note 7)                                     250,000
Debt issuance cost attributable to warrants to placement agent           426,000
Convertible debt discount associated with warrants to investors          426,000
Beneficial conversion premium on debentures                              166,667

The accompanying notes are an integral part of these condensed financial statements.

                            DYNATEC INTERNATIONAL, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-QSB for the six months ended June 30, 1998 should be read in conjunction with the Company's annual report on form 10-KSB for the year ended December 31, 1997.

          The accompanying unaudited condensed consolidated financial balance sheets, statements of operations and cash flows reflect all normal recurring adjustments which are, in management's opinion, necessary for a fair presentation of the Company's financial position, results of operation, and cash flows. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  - INVENTORIES

          Effective January 31, 1998, the Company changed its method of determining the cost of inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO). Historically, the difference between the LIFO and current costs of inventories has been immaterial.

          Inventories, consisting principally of telephone accessory, hardware/houseware, flashlights, telecommunication headsets, and other miscellaneous products sold to mass market merchandisers as of June 30, 1998 and December 31, 1997 are summarized as follows:

                                               June 30        December 31
                                                1998              1997
                                            -----------       -----------
                    Raw                      $1,382,766        $  831,483
                    Finished                  2,851,385         1,690,666
                                            -----------       -----------
                                             $4,234,151        $2,522,149
                                            -----------       -----------
                                            -----------       -----------

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

          In calculating EPS, the earnings were the same for both the basic and diluted calculation. The effect of common stock options is not included in the 1997 calculation as such options would be anti-dilutive. A reconciliation between the basic and diluted weighted-average number of shares outstanding as of June 30, 1998 and 1997 is summarized as follows:

                                                                              1998          1997
                                                                         -----------     ----------
          Basic weighted-average number of shares                          2,786,799      2,160,913
          Weighted-average number of shares of potential common stock        658,517        150,336
                                                                         -----------     ----------
          Diluted weighted-average number of shares                        3,445,316      2,311,249
                                                                         -----------     ----------

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

NOTE 6  - INCOME TAXES

          The Company has net operating loss carryforwards from prior years which will exceed the income generated for the first two quarters of 1998. The deferred tax asset related to these carryforwards was fully reserved for as of December 31, 1997. The income tax expense reflected in the second quarter of 1998 reflects anticipated alternative minimum tax.

NOTE 7 -  STOCKHOLDERS' EQUITY

          As of June 30, 1998, $940,000 in funds, which is included in accounts payable-other in the accompanying condensed balance sheet, has been received in anticipation of future Regulation S common stock offerings as approved by the Board of Directors in March 1997. The terms and agreements for these stock offerings are still under negotiation. Regulation S stock is typically sold at a significant discount from market value because of its restricted nature.

          On June 16, 1998, Canaccord Capital Corporation ("Canaccord"), a Canadian broker/dealer, filed an action against the Company in the U.S. District Court in Salt Lake City, Utah. The action seeks an order compelling the issuance of 125,000 shares of Dynatec stock. Canaccord and the Company agree that the Company, or its transfer agent, had erroneously over-issued shares of stock to Canaccord in early 1997. In September 1997, Canaccord tendered certificates for other shares in acknowledgment of a separate over-issuance. Management of the Company believed that an additional 125,000 shares had been over issued. The disputed certificate was subsequently returned to the transfer agent and cancelled under the direction of the Board of Directors of the Company. This action was taken by the Company based upon the understanding of management that the entity believed by the Company based upon the understanding of management that the entity believed by the Company to be holding the beneficial interest in the certificate had not paid for the shares, and was not a holder in due course or a "protected person" under applicable Uniform Commercial Code provisions. On August 3, 1998, the Court entered an order granting the preliminary injunction in favor of Canaccord and compelling the issuance of a stock certificate to Canaccord's designee for the disputed 125,000 shares of stock. If one of the other entities now named in the litigation should subsequently establish a right to the issuance of 125,000 shares of the stock of the Company, Dynatec may be required to issue additional shares. Dynatec intends to continue to pursue its claim for damages and declaratory relief in this litigation.

NOTE 8 -  STOCK OPTIONS

          A summary of stock options is as follows for the period ended June 30, 1998:

               FIXED OPTIONS:

                                                       Shares         Exercise
                                                        (000)           Price
                                                     --------        ---------
               Outstanding at December 31, 1997           934            $2.50
               Granted                                    100            $6.50
               Exercised                                  (12)           $2.50
                                                       ------
               Outstanding at June 30, 1998             1,022          Various
                                                       ------
                                                       ------
               Options exercisable at June 30, 1998       284            $2.50
                                                       ------
                                                       ------
               Weighted average fair value of
                 options granted during first quarter   $3.69

               Weighted average remaining
                 contractual life for exercisable
                 options at June 30, 1998              3.55 years

               VARIABLE OPTIONS:

                                                         Shares         Exercise
                                                          (000)           Price
                                                       --------        ---------

               Outstanding at December 31, 1997             945            $2.50
               Granted                                      840            $6.50
                                                       --------
               Outstanding at June 30, 1998               1,785          Various
                                                       --------
                                                       --------
               Weighted average fair value of
                 options granted during first quarter     $5.58

NOTE 9 -  CONVERTIBLE DEBENTURES

          On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of a Convertible Debenture in the face amount of $1,500,000. The debentures are convertible into common stock of the Company at the lessor of: (i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five investors which have not previously been shareholders of the Company. In addition, the Company can use a "put" mechanism to periodically draw down up to $10,000,000. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn in increments of not less than $50,000 in exchange for common stock of the Company issued at 80 percent of the average of the three lowest bid prices during the six day valuation period consisting of three days prior to the put and ending two days after the put date. The put mechanism cannot be utilized until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be purchased pursuant to the convertible debentures, the Company will receive an additional $500,000 of gross sales proceeds.

          In connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants have been issued as Series A and Series B as follows:

                                               Placement     Exercise
                                 Investors       Agent         Price
                                ----------     ---------     ---------
          Series A Warrants       150,000       150,000       $6.50
          Series B Warrants       150,000       300,000       $7.15

          The Company is to issue an additional 50,000 Series A warrants each to both the placement agent and the investors upon receipt of the additional $500,000 of gross sales proceeds. The market value for the Series A warrants issued to the investors has been written off as a one-time, non-cash debt issuance cost of
          $426,000 as the warrants are immediately exercisable.   The market
          value of the Series A warrants issued to the placement agent have been capitalized and will be written off by the Company over the 36 month life of the debentures. Although these debt issuance costs are non-cash items, current GAAP requires disclosure for the market value of warrants issued along with convertible debentures. In addition, because the debentures are convertible at a 25 percent discount from the market value, an additional $500,000 (the intrinsic value of the beneficial conversion premium) of the proceeds received were established as a contra-debt account and $166,667 of this premium was written off as a non-cash expense for the second quarter of 1998. These non-cash amortization and write-off of the market value of warrants issued is included with interest expense in the income statement. Upon the effective date of the registration statement, the market value of the warrants issued to the investors in connection with the $500,000 of convertible debentures will also be written off (estimated to be an additional third quarter non-cash expense of $121,500) and the remaining beneficial conversion premium will be written off as a third quarter, non-cash item. The Series B warrants which have been issued have no current impact to the Company financial statements, as they were issued in connection with the equity line of credit.

NOTE 10 - OTHER

          In the period ended March 31, 1998, the Company recognized revenue related to an agreement with an overseas supplier whereby non-exclusive rights to market Company products internationally were sold for $580,000. According to the agreement, the purchase price was paid by the sale of Company stock owned by the supplier.

          The Board of Directors of the Company has unanimously approved an investigation of the matters referred to in the Legal Proceedings Section above. The Company's relationship and practices with the Company's transfer agent, certain related party transactions and other issues which were the subject of a recent preliminary inquiry conducted by certain members of the Board of Directors, the actions of officers of the Company with regard to such matters, and other related and unrelated corporate activities to assure that proper safeguards and policies are in place or are implemented which will assist the Board of Directors in monitoring the business activities of the Company. The Board is to be assisted in this review by independent outside counsel who will coordinate his efforts with current corporate counsel.