Form 10QSB
period 1998-09-30
DYNATEC INTERNATIONAL INC
filed 1998-11-12
CIK 752208

                          DYNATEC INTERNATIONAL, INC.
                          3820 WEST GREAT LAKES DRIVE
                          SALT LAKE CITY, UTAH 84120

                                                               November 11, 1998
VIA ELECTRONIC SUBMISSION
-------------------------
Securities and Exchange Commission
450 Fifth Street N.W.
Washington, DC 20549


Re:  Dynatec International, Inc.
     Form 10-QSB


Ladies and Gentlemen:

     On Behalf of Dynatec International, Inc., a Utah corporation, pursuant to the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder, we hereby submit for filing, via electronic transmission, the attached Form 10-QSB.

Please do not hesitate to call the undersigned at (801) 973-9500 with any comments.


Very Truly Yours,

/s/Paul A. Boyer
----------------
   Paul A. Boyer
   Chief Financial Officer

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  SEPTEMBER 30, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER:  0-12806


                          DYNATEC INTERNATIONAL, INC.
                      -----------------------------------
             (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN
                                 ITS CHARTER)

           UTAH                                            87-0367267
---------------------------------------        ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


         3820 GREAT LAKES DRIVE
          SALT LAKE CITY, UTAH                                 84120
---------------------------------------        ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


                                 (801) 973-9500
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


             ----------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

 X  YES      NO
---      ---

THE COMPANY HAD 2,800,112 SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 01,
1998.

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY AT NOVEMBER 01, 1998 WAS $11,121,383

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.  YES       NO   X
                                                    -----    -----

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.................... 3

          Condensed Consolidated Statements of Operations for the three months ended
             September 30, 1998 and 1997, respectively............................................................ 5

          Condensed Consolidated Statements of Operations for the nine months ended
             September 30, 1998 and 1997, respectively............................................................ 6

          Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1998 and 1997, respectively............................................................ 7

          Notes to Condensed Consolidated Financial Statements.................................................... 9

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................................13


PART II. OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings.......................................................................................20

ITEM 5.   Other Information.......................................................................................21

ITEM 6.   Exhibits and Reports on Form 8-K........................................................................21


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                         September 30,          December 31,
                                                                                              1998                  1997
                                                                                      --------------------  --------------------
                                                                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                                $   163,918            $  332,894
 Accounts receivable, net of allowance for doubtful accounts of $31,257 and
  $29,684 respectively                                                                      2,258,198             1,549,888

 Accounts receivable - other                                                                        -               426,131
 Inventories (see Note 2)                                                                   4,790,135             2,522,149
 Prepaid expenses and other                                                                   269,042               261,312
                                                                                          -----------            ----------

         Total current assets                                                               7,481,293             5,092,374
                                                                                          -----------            ----------

PROPERTY AND EQUIPMENT, at cost:
 Building and improvements                                                                  2,214,144             2,214,144
 Furniture, fixtures and equipment                                                          3,559,306             3,289,886
 Land                                                                                         365,860               365,860
                                                                                          -----------            ----------
                                                                                            6,139,310             5,869,890

 Less accumulated depreciation and amortization                                             2,226,812             1,928,303
                                                                                          -----------            ----------

         Net property and equipment                                                         3,912,498             3,941,587
                                                                                          -----------            ----------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $366,952
 and $324,446, respectively                                                                   220,320               267,825
                                                                                          -----------            ----------

DEFERRED LOAN COSTS, net of accumulated amortization of $53,071 and
 $-0-, respectively                                                                           424,569                     -
                                                                                          -----------            ----------

OTHER ASSETS                                                                                   69,367               107,631
                                                                                          -----------            ----------

                                                                                          $12,108,047            $9,409,417
                                                                                          ===========            ==========




     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                    September 30,          December 31,
                                                                                        1998                   1997
                                                                                ---------------------  ---------------------
                                                                                 (Unaudited)
CURRENT LIABILITIES:
 Short-term note payable                                                            $ 1,947,430            $ 1,331,169
 Current portion of long-term debt                                                      167,838              1,003,477
 Current portion of capital lease obligations                                            16,228                 15,699
 Accounts payable                                                                       909,634              1,077,632
 Accounts payable  other (see Note 3)                                                 1,003,625                      -
 Accrued expenses                                                                       192,005                238,121
 Accrued advertising                                                                    179,806                350,000
 Accrued royalties payable                                                               68,933                 17,882
                                                                                    -----------            -----------

       Total current liabilities                                                      4,485,499              4,033,980

LONG-TERM DEBT, net of current portion                                                2,080,050              1,994,355

CONVERTIBLE DEBENTURES (see Note 4)                                                   1,565,671                      -

DEFERRED INCOME TAXES                                                                     5,036                  5,036

CAPITAL LEASE OBLIGATIONS, net of current portion                                        33,080                 46,086
                                                                                    -----------            -----------

       Total liabilities                                                              8,169,336              6,079,457
                                                                                    -----------            -----------

STOCKHOLDERS' EQUITY (see Note 3):
 Common stock, $.01 par value; 100,000,000 shares authorized and
  2,891,627 and 2,859,940 shares outstanding, respectively                               28,916                 28,599

 Treasury stock, at cost, 91,515 shares                                                (915,150)              (915,150)
 Additional paid-in capital                                                           6,461,690              5,596,840
 Accumulated deficit                                                                 (1,636,745)            (1,380,329)
                                                                                    -----------            -----------

       Total stockholders' equity                                                     3,938,711              3,329,960
                                                                                    -----------            -----------

                                                                                    $12,108,047            $ 9,409,417
                                                                                    ===========            ===========




     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                                                    Three Months Ended         Three Months Ended
                                                                                    September 30, 1998         September 30, 1997
                                                                                 -------------------------  ------------------------
                                                                                                     (Unaudited)
PRODUCT SALES AND OTHER REVENUE (see Note 5)                                                $4,382,334                $5,041,055
COST OF SALES                                                                                2,977,658                 3,592,528
                                                                                            ----------                ----------

   Gross Margin                                                                              1,404,676                 1,448,527
                                                                                            ----------                ----------

OPERATING COSTS AND EXPENSES:
 Selling expenses                                                                              772,748                   696,863
 Research and development                                                                       27,546                    59,864
 General and administrative                                                                    618,758                   433,439
                                                                                            ----------                ----------

   Total operating costs and expenses                                                        1,419,052                 1,190,166
                                                                                            ----------                ----------

     Income (loss) from operations                                                             (14,376)                  258,361
                                                                                            ----------                ----------

OTHER INCOME (EXPENSE), net:
 Interest expense (see Note 4)                                                                (243,989)                 (109,089)
 Interest income                                                                                     -                     2,635
                                                                                            ----------                ----------
 Other expense                                                                                  (1,284)                  (19,000)
                                                                                            ----------                ----------
 Other income                                                                                        -                   516,019
                                                                                            ----------                ----------

   Total other income (expense), net                                                          (245,273)                  390,565
                                                                                            ----------                ----------

     Income (loss) before income tax provision                                                (259,649)                  648,926

INCOME TAX PROVISION (see Note 2)                                                                    -                         -
                                                                                            ----------                ----------

     Net income (loss)                                                                      $ (259,649)               $  648,926
                                                                                            ==========                ==========

BASIC NET INCOME (LOSS) PER SHARE                                                                $(.09)                     $.29
                                                                                            ==========                ==========

DILUTED NET INCOME (LOSS) PER SHARE (see Note 2)                                                 $(.09)                     $.23
                                                                                            ==========                ==========

WEIGHTED AVERAGE SHARES - BASIC                                                              2,790,252                 2,219,096
                                                                                            ==========                ==========

WEIGHTED AVERAGE SHARES - DILUTED                                                            2,790,252                 2,821,243
                                                                                            ==========                ==========




     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                                                                 Nine Months Ended        Nine Months Ended
                                                                                September 30, 1998       September 30, 1997
                                                                              -----------------------  -----------------------
                                                                                                (Unaudited)
PRODUCT SALES AND OTHER REVENUE (see Note 5)                                             $12,746,092              $11,086,616
COST OF SALES                                                                              8,005,006                7,716,962
                                                                                         -----------              -----------

   Gross Margin                                                                            4,741,086                3,369,654
                                                                                         -----------              -----------

OPERATING COSTS AND EXPENSES:
 Selling expenses                                                                          2,154,713                1,816,441
 Research and development                                                                    112,741                  227,742
 General and administrative                                                                1,572,395                1,359,033
                                                                                         -----------              -----------

   Total operating costs and expenses                                                      3,839,849                3,403,216
                                                                                         -----------              -----------

     Income (loss) from operations                                                           901,237                  (33,562)
                                                                                         -----------              -----------

OTHER INCOME (EXPENSE), net:
 Interest expense (see Note 4)                                                            (1,138,378)                (332,861)
 Interest income                                                                               3,340                    8,650
                                                                                         -----------              -----------
 Other expense                                                                               (22,616)                 (32,500)
                                                                                         -----------              -----------
 Other income                                                                                      -                  606,555
                                                                                         -----------              -----------

   Total other income (expense), net                                                      (1,157,654)                 249,844
                                                                                         -----------              -----------

     Income (loss) before income tax provision                                              (256,417)                 216,282

INCOME TAX PROVISION (see Note 2)                                                                  -                     (500)
                                                                                         -----------              -----------

     Net income (loss)                                                                   $  (256,417)             $   215,782
                                                                                         ===========              ===========

BASIC NET INCOME (LOSS) PER SHARE                                                              $(.09)                    $.10
                                                                                         ===========              ===========

DILUTED NET INCOME (LOSS) PER SHARE (see Note 2)                                               $(.09)                    $.08
                                                                                         ===========              ===========

WEIGHTED AVERAGE SHARES - BASIC                                                            2,790,252                2,219,096
                                                                                         ===========              ===========

WEIGHTED AVERAGE SHARES - DILUTED                                                          2,790,252                2,821,243
                                                                                         ===========              ===========




     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended          Nine Months Ended
                                                                             September 30, 1998         September 30, 1997
                                                                            -----------------------   ------------------------
                                                                                               (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents
------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                     $  (256,417)               $   215,782
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                         359,723                    366,177
     Amortization of deferred loan costs                                                    53,071                      3,906
     Non-cash interest expense on convertible debentures (see Note 4)                      685,611                          -
     Loss (Gain) on sale of assets                                                          22,616                   (402,361)
     Changes in assets and liabilities:
        Accounts receivable  trade                                                        (708,311)                  (970,364)
        Accounts receivable - other                                                        426,131                       (532)
        Inventories                                                                     (2,267,986)                  (591,727)
        Prepaid expenses and other                                                          30,534                   (274,848)
        Accounts payable                                                                   (82,998)                   (32,433)
        Accounts payable  other                                                            (21,375)                         -
        Accrued expenses                                                                    19,555                    567,901
        Accrued advertising                                                               (170,194)                   (23,130)
        Accrued royalties                                                                   51,052                     40,196
        Income tax payable                                                                       -                       (100)
                                                                                       -----------                -----------
          Net cash used in operating activities                                         (1,858,988)                (1,101,533)
                                                                                       -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of assets                                                           48,006                  1,196,687
 Receivable from related parties                                                                 -                    295,419
 Purchase of property and equipment                                                       (376,195)                  (423,384)
                                                                                       -----------                -----------
 Advance to third parties                                                                        -                    (60,000)
                                                                                       -----------                -----------
          Net cash provided by (used in) investing activities                             (328,189)                 1,008,722
                                                                                       -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line of credit                                                              616,261                     29,260
 Debt issuance costs                                                                      (275,640)                         -
 Net borrowings (payments) on long-term debt                                              (749,944)                    66,103
 Principal payments on capital lease obligations                                           (12,476)                   (33,800)
 Proceeds from the convertible debenture offering (see Note 4)                           1,500,000                          -
 Receipt of Treasury stock                                                                       -                   (923,150)
 Proceeds from future Regulation S offering (see Note 3)                                   940,000                          -
 Proceeds from stock sold pursuant to Regulation S offering                                      -                  1,000,000
                                                                                       -----------                -----------
          Net cash provided by financing activities                                      2,018,201                    138,413
                                                                                       -----------                -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (168,976)                    45,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       332,894                    240,145
                                                                                       -----------                -----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                         $   163,918                $   285,747
                                                                                       ===========                ===========



     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                             Nine Months Ended          Nine Months Ended
                                                                             September 30, 1998         September 30, 1997
                                                                            -----------------------   ------------------------
 Cash paid for interest                                                                   $422,140                  $332,861
                                                                                          ========                  ========

 Cash paid for income taxes                                                               $      -                  $    500
                                                                                          ========                  ========

 Debt issuance costs attributable to warrants to placement agent                          $ 22,444                  $      -
                                                                                          ========                  ========




     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
     ------------------------------------------------

     Dynatec International, Inc. (the "Company"), a Utah corporation, has four wholly owned subsidiaries; namely, Softalk, Inc., Arnco Marketing, Inc., Nordic Technologies, Inc. and SofTalk Communications, Inc.. During the nine months ended September 30, 1998, the Company conducted most of its operations through certain of its subsidiaries.

     The Company primarily is engaged in the manufacture and distribution of consumer products in the following areas; Telephone Accessories, Hardware/Housewares, Mass Market, Flashlights, Telecommunication Headsets and other miscellaneous products sold to mass market merchandisers.

     The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1998 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997.

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 1998.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Inventories

      Effective January 1, 1998, the Company changed its method of determining the cost of inventory from last-in, first-out (LIFO) to first-in, first-out
(FIFO). Historically, the difference between the LIFO and current costs of inventories has been immaterial.

      Inventories, consisting principally of telephone accessory, hardware/housewares, flashlights, telecommunication headsets, and other miscellaneous products sold to mass market merchandisers as of September 30, 1998 and December 31, 1997, respectively, are summarized as follows:

                                                                September 30,            December 31,
                                                                    1998                     1997
                                                            -------------------     --------------------
Raw materials...............................................         $1,115,915               $  831,483
Finished Goods..............................................          3,674,220                1,690,666
                                                            -------------------     --------------------
                                                                     $4,790,135               $2,522,149
                                                            ===================     ====================

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)
     -------------------------------------------------------

Income Taxes

     The Company has net operating loss carry-forwards from prior years which will exceed income generated during 1998. The deferred tax asset related to these carry-forwards was fully reserved for as of December 31, 1997.


BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method and the "if converted" method for convertible securities.

     A reconciliation between the basic and diluted weighted-average number of shares outstanding as of September 30, 1998 and 1997 is summarized as follows:

                                                                              September 30,
                                                                 -------------------------------------
                                                                        1998                 1997
                                                                 -----------------     ---------------
Basic weighted average number of common shares...................        2,790,252           2,219,096
Weighted average number of common stock options..................                -             602,147
      Diluted weighted average number of shares..................        2,790,252           2,821,243
                                                                 =================     ===============

     In calculating net loss per share for the three and nine months ended September 30, 1998, respectively, there were warrants and options to purchase 3,508,375 potential common shares that were not included in the computation of diluted net loss per common shares as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Accounting Standards

     During the nine months ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income.". SFAS No. 130 requires an "all-inclusive" income statement approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income, regardless of whether they are considered to be results of operations of the period. The adoption of SFAS No. 130 had no material impact on the Company's financial statement presentation.

     The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998, however, this Statement need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company is currently evaluating disclosures under SFAS No. 131 compared to current disclosures.

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior period's consolidated financial statements to conform with the current year presentation.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


(3)  STOCKHOLDERS' EQUITY
     --------------------

     As of September 30, 1998, $940,000 in funds, which is included in accounts payable-other in the accompanying condensed balance sheet, has been received in anticipation of future Regulation S common stock offerings as approved by the Board of Directors in March 1997. The terms and agreements for these stock offerings are still under negotiation. Regulation S stock is typically sold at a significant discount from market value because of its restricted nature.

     On June 16, 1998, Canaccord Capital Corporation ("Canaccord"), a Canadian broker/dealer, filed an action against the Company in the U.S. District Court in Salt Lake City, Utah. The action seeks an order compelling the issuance of 125,000 shares of Dynatec stock. Canaccord and the Company agree that the Company, or its transfer agent, had erroneously over-issued shares of stock to Canaccord in early 1997. In September 1997, Canaccord tendered certificates for other shares in acknowledgment of a separate over-issuance. Management of the Company believed that an additional 125,000 shares had been over issued. The disputed certificate was subsequently returned to the transfer agent and canceled under the direction of the Board of Directors of the Company. This action was taken by the Company based upon the understanding of management that the entity believed by the Company to be holding the beneficial interest in the certificate had not paid for the shares, and was not a holder in due course or a "protected person" under applicable Uniform Commercial Code provisions. On August 3, 1998, the Court entered an order granting the preliminary injunction in favor of Canaccord and compelling the issuance of a stock certificate to Canaccord's designee for the disputed 125,000 shares of stock. If one of the other entities now named in the litigation should subsequently establish a right to the issuance of 125,000 shares of the stock of the Company, Dynatec may be required to issue additional shares. Related to the forgoing litigation, a claim for an additional 125,000 shares of the stock of the Company had been made by Katori Consultants, Ltd., a Philippines corporation. The answer and third party complaint of Dynatec named Katori Consultants, Ltd. As a third party defendant so that such additional claim could be addressed as part of the single legal action. On October 21, 1998, Katori Consultants, Ltd. Gave written notice to Dynatec that it relinquished any claim to additional shares of common stock of the Company. Dynatec intends to continue to pursue its claim for damages and declaratory relief in this litigation (see Part II Other Information; Item 1. "Legal Proceedings")..


(4) CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT
    --------------------------------------------

    On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of a Convertible Debenture (the "Convertible Debenture") in the face amount of $1,500,000. The debentures are convertible into common stock of the Company at the lessor of: (i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Equity Line-of-Credit", collectively referred to herein as the "Credit Agreement") between the Company and a group of five investors which have not previously been shareholders of the Company. In addition, under the Equity Line-of-Credit, the Company can use a "put" mechanism to periodically draw down up to $10,000,000. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn in increments of not less than $50,000 in exchange for common stock of the Company issued at 80 percent of the average of the three lowest bid prices during the six day valuation period consisting of three days prior to the put
and ending two days after the put date.   The put mechanism cannot be utilized
until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares, the Company will issue an additional $500,000 of Convertible Debenture.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(4)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF CREDIT (CONTINUED)
     --------------------------------------------------------

     In connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants have been issued as Series A and Series B as follows:

                                                                         Placement               Exercise
                                                  Investors                Agent                  Price
                                            -------------------     ------------------     ------------------
Series A Warrants......................                 150,000                150,000                  $6.50
Series B Warrants......................                 150,000                300,000                  $7.15

     The Company is to issue an additional 50,000 Series A warrants each to both the placement agent and the investors upon the issuance of an additional $500,000 Convertible Debenture. One-sixth of the market value of the Series A and B warrants was allocated to the Convertible Debenture and five-sixths was allocated to the Equity Line-of-Credit. This allocation was based on the relative notional amounts of the two elements of the Credit Agreement. The value of the warrants issued to the investors has been written off as a one-time, non-cash debt issuance cost, as the warrants are immediately exercisable. The value of the warrants issued to the placement agent and allocated to the debentures is being amortized over the 36 month life of the debentures. In addition, because the debentures are convertible at a 25 percent discount from the market value, an additional $500,000 representing the intrinsic value of the beneficial conversion premium was written off as a non-cash expense for the second quarter of 1998. These non-cash charges for the market value of the warrants are included with interest expense in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998, respectively. The market value of the warrants issued to the investors in connection with the $500,000 of convertible debentures will charged to operations at the time of issuance.

     The Company is also directly issuing, as part of this registration, consideration of up to 80,000 of its common shares as a fee or consideration to the placement agent. Of these shares, 20,000 were issued at the time of the closing of the transaction. The remaining 60,000 shares are retained in escrow and are to be released in 6,000 share increments as each $1,000,000 is drawn down under the Equity Line-of-Credit. If all of the Equity Line-of-Credit is not utilized, the remaining shares held in escrow will be returned to the Company and cancelled.

     In the event that the registration statement for the shares underlying the Credit Agreement is not effective with the SEC within 90 days of the closing date, liquidated damages are assessed against the Company at the rate of two percent of the purchase price of the outstanding securities (debentures) for the first thirty-day period beyond the original 90 days and three percent of the purchase price of the then outstanding securities (pro rated on a daily basis) for each thirty-day period thereafter. As of November 11, 1998 (the date of this filing), the registration statement had not yet become effective. As a result the Company has paid $30,000 and accrued $30,000 in liquidated damages.


(5)  OTHER
     -----

     In the period ended March 31, 1998, the Company recognized revenue related to an agreement with an overseas supplier whereby non-exclusive rights to market Company products internationally were sold for $580,000. According to the terms of the agreement, the purchase price was funded by the sale of Company common stock held by the supplier.


     On May 27, 1998, the Company obtained a new, secured revolving credit facility from a financing institution to provide for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by both accounts receivable and inventories. The Note is due May 26, 2001. Under the terms of the agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. At September 30, 1998, the Company was in default of certain of these covenants, however, the Company has obtained a waiver. The Company and its lender are currently negotiating an amendment to the agreement which will amend the terms of certain of the financial covenants and ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three and nine month periods ended September 30, 1998 and 1997, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.


                                                     For the Three Months Ended                    For the Nine Months Ended
                                          -----------------------------------------------   ----------------------------------------
                                                                                  % OF                                        % OF
                                                                                  CHG                                         CHG
                                                                                  FROM                                        FROM
                                                  SEPTEMBER       SEPTEMBER      1997 TO         SEPTEMBER       SEPTEMBER   1997 TO

                                                   30,1998         30,1997        1998             30,1998        30, 1997    1998
                                          -----------------------------------------------   ----------------------------------------
UNAUDITED STATEMENT OF OPERATIONS DATA:
   Product sales and other revenue........       $4,382,000      $5,041,000      (13.1)%        $12,746,000   $11,087,000     15.0 %

   Cost of sales..........................        2,978,000       3,593,000       (17.1)          8,005,000     7,717,000      3.7
                                                 ----------      ----------                     -----------   -----------
    Gross margin..........................        1,404,000       1,448,000        (3.0)          4,741,000     3,370,000     40.7
                                                 ----------      ----------                     -----------   -----------
 OPERATING COSTS AND EXPENSES:
   Selling expenses.......................          773,000         697,000        10.9           2,155,000     1,816,000     18.7
   Research and development...............           28,000          60,000       (53.3)            113,000       228,000    (50.4)
   General and administrative.............          618,000         433,000        42.8           1,572,000     1,359,000     15.7
                                                 ----------      ----------                     -----------   -----------
    Total operating costs and

     Expenses.............................        1,419,000       1,190,000        19.2           3,840,000     3,403,000     12.8

OTHER INCOME (EXPENSE), NET:
   Interest expense.......................         (244,000)       (109,000)      123.8          (1,138,000)     (333,000)   241.7
                                                 ----------      ----------                     -----------   -----------
   Interest income........................                -           3,000           -               3,000         9,000    (61.4)
                                                 ----------      ----------                     -----------   -----------
   Other (expense)........................           (1,000)        (19,000)      (94.7)            (23,000)      (33,000)   (30.3)
                                                 ----------      ----------                     -----------   -----------
   Other income...........................                -         516,000           -                   -       607,000        -
                                                 ----------      ----------                     -----------   -----------
   Net (loss) income......................       $ (260,000)     $  649,000     (140.0)%        $  (257,000)  $   217,000   (218.8)%
                                                 ==========      ==========                     ===========   ===========


Unaudited Supplemental Information:
------------------------------------------

Revenue by product line type:
 Telephone accessories....................       $1,547,000      $1,760,000      (12.1)%        $ 4,773,000   $ 4,607,000      3.6 %

  Hardware/housewares.....................        1,276,000         811,000        57.4           3,311,000     2,528,000     31.0
  Mass market.............................        1,023,000       2,217,000       (53.8)          1,854,000     3,050,000    (39.2)
   Flashlights............................          202,000         203,000        (0.5)            838,000       608,000     37.8
   Telecommunication headsets.............          308,000           5,000       642.2           1,204,000         5,000 23,890.0
  Other revenue...........................           26,000          45,000       (42.2)            766,000       289,000    165.2
                                                 ----------      ----------                     -----------   -----------
      Total product sales and other.......       $4,382,000      $5,041,000      (13.1)%        $12,746,000   $11,087,000     15.0 %
                                                 ==========      ==========                     ===========   ===========

THE FOLLOWING ARE EXPLANATIONS OF SIGNIFICANT PERIOD TO PERIOD CHANGES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

REVENUES

        TOTAL PRODUCT SALES AND OTHER REVENUES. Total product sales and other revenues decreased by $659,000, or 13.1%, from $5,041,000 to $4,382,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

        TELEPHONE ACCESSORIES. Telephone accessories sales decreased $213,000, or 12.1%, from $1,760,000 to $1,547,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The decrease in telephone accessories was primarily attributable to a Radio Shack order for the "Softalk II" product which was received during the three months ended September 30, 1997 that did not occur in 1998. Overall gross margins for telephone accessories increased to 48.2% for the three months ended September 30, 1998 from 45.9% for the three months ended September 30, 1997, as a result of the sales mix.

  HARDWARE/HOUSEWARES. Hardware/houseware revenues increased $465,000, or 57.4%, from $811,000 to $1,276,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase in hardware/houseware revenues was primarily attributable to the introduction of several new drawer organization products, namely "Expand-A-Drawer", which accounted for $339,000 of this increase. Overall gross margins for products in this category increased from 26.6% to 30.2% for the three months ended September 30, 1998.

  MASS MARKET. Mass market revenues decreased $1,194,000, or 53.8%, from $2,217,000 to $1,023,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This decrease was primarily the result of the Company receiving certain orders for crayons which were subsequently deferred to the fourth quarter of 1998 and the first quarter of 1999. Gross margins on products sold generally range between ten and twenty percent, depending on the sales mix. Substantially all sales in this area were to Dolgencorp, Inc.

  FLASHLIGHTS. Flashlight revenues decreased $1,000, or 0.5%, from $203,000 to $202,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Although sales were relatively flat for the period, gross margins on these product lines increased from 24.4% to 38.1% for the three months ended September 30, 1998, as a result of management's effort to effectively source these products from more reliable overseas vendors to ensure timely delivery of reliable, high-quality flashlight products.

  TELECOMMUNICATION HEADSETS. Telecommunication headset revenues increased $303,000, or 642.2%, from $5,000 to $308,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase was primarily attributable to the Company introducing a new line of telecommunications products to include wired and wireless telephone headsets, telephones, conference speakers, and other related products. In the first quarter of 1998, initial orders for telephonic amplifiers and headsets were filed with Lucent technologies. Overall gross margins for this product line for the three months ended September 30, 1998 were approximately 29.6%. In addition, the Company has been able to secure pages in several catalogues of major providers for various office products which began circulating during the second and third quarters of 1998.

  OTHER REVENUE. Other revenue decreased $19,000, or 42.2%, from $45,000 to $26,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The decrease in other revenue was primarily attributable to a decline in other miscellaneous products sold by the Company, namely, "Softalk Erasable Boards" and product packaging for AT&T and Fuji Novel Battery lines.



OPERATING COSTS AND EXPENSES

  SELLING EXPENSES. Selling expenses increased $76,000, or 10.9%, from $697,000 to $773,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase in selling expenses was primarily attributable to increased advertising expense related to the Company securing pages in several office products providers catalogues. In addition, the Company experienced an increase in the cost of shipping products to its customers and is addressing this issue by sourcing competative bids from other carriers. These increases were partially offset by a decrease of approximately $28,000 in travel and entertainment expense.


  RESEARCH AND DEVELOPMENT. Research and development decreased by $32,000, or 53.3%, from $60,000 to $28,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This decrease was primarily attributable to the completion of the Research and Development related to the introduction of the Company's new line of telecommunication headset products.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $185,000, or 42.8%, from $433,000 to $618,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase in general and administrative expenses was due in part to increased legal and accounting fees related to the Company's registration of securities on Form SB-2 in connection with its Convertible Debenture and Equity Line-of-Credit financing agreement which was put into place in May 1998.

  TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased by $229,000, or 19.2%, from $1,190,000 to $1,419,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, for the reasons discussed above.

  INTEREST EXPENSE. Interest expense increased $135,000, or 123.8%, from $109,000 to $244,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This increase was primarily attributable to interest related to the $1,500,000 Convertible Debenture put into place during May 1998, as well as the amortization of non-cash interest expense associated with debt issuance costs.

  INTEREST INCOME. Interest income, decreased $3,000, from $3,000 to $-0- for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

  OTHER INCOME. Other income, decreased $516,000, from $516,000 to $-0- for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This decrease is primarily the result of the Company recognizing a gain on the sale of assets during the three months ended September 30, 1997 that did not recur in 1998.

  NET (LOSS) INCOME. The net income decreased by $909,000, or 140.0%, from $649,000 to a loss of $260,000 for the three months ended September 30, 1998 compared to the three months ended September 30 due to a combination of the factors described above.


The following are explanations of significant period to period changes for the nine months ended September 30, 1998 and 1997:


Revenues

  TOTAL PRODUCT SALES. Total product sales increased by $1,659,000, or 15.0%, from $11,087,000 to $12,746,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

  TELEPHONE ACCESSORIES. Telephone accessories sales increased $166,000, or 3.6%, from $4,607,000 to $4,773,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in telephone accessories was primarily attributable to an increase of approximately $75,000 in the Company's "Twisstop" product line and an increase of approximately $35,000 in "Cord Manager" line. Overall gross margins for telephone accessories increased to 34.0%, from 26.3% for the nine months ended September 30, 1998 and 1997, respectively as a result of the sales mix.

  HARDWARE/HOUSEWARES. Hardware/houseware revenues increased $783,000, or 31.0%, from $2,528,000 to $3,311,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in hardware/houseware revenues was primarily attributable to the introduction of several new drawer organization products, namely "Expand-A-Drawer", which accounted for approximately $790,000 of this increase, offset in-part by a decrease in shelf sales. Overall gross margins for products in this category remained relatively flat for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

  MASS MARKET. Mass market revenues decreased $1,196,000, or 39.2%, from $3,050,000 to $1,854,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Substantially all sales in this area were to Dolgencorp, Inc. The Company received certain orders for crayons which were subsequently deferred to the fourth quarter of 1998 and the first quarter of 1999. Gross margins on products sold generally range between ten and twenty percent, depending on the sales mix.

  FLASHLIGHTS. Flashlight revenues increased $230,000, or 37.8%, from $608,000 to $838,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in flashlight revenues was primarily attributable to increased military sales, in addition, gross margins for flashlights improved significantly, from a negative 9.3% for the nine months ended September 30, 1997 to a positive 29.2%. This improvement was the direct result of the Company changing the source of manufacturing from the United States to certain Asian countries.

  TELECOMMUNICATION HEADSETS. Telecommunication headset revenues increased $1,199,000, or 23,890.0%, from $5,000 to $1,204,000 for the nine months ended
September 30, 1998 compared to the nine months ended September 30, 1997. The increase was primarily attributable to the Company introducing a new line of telecommunications products to include wired and wireless telephone headsets, telephones, conference speakers, and other related products. In the first quarter of 1998, initial orders for telephonic amplifiers and headsets were filed with Lucent technologies. Overall gross margins for this product line for the nine months ended September 30, 1998 were approximately 31.4%. In addition, the Company has been able to secure pages in several catalogues of major providers for various office products which began circulating during the second and third quarters of 1998.

  OTHER REVENUE. Other revenue increased $478,000, or 165.2%, from $289,000 to $767,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in other revenue was primarily attributable to the Company recognizing a one-time, up-front license fee of $580,000 for granting a non-exclusive licensing agreement to Deltec Enterprises, an Asian supplier for the Company.



OPERATING COSTS AND EXPENSES

  SELLING EXPENSES. Selling expenses increased $339,000, or 18.7%, from $1,816,000 to $2,155,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in selling expenses was primarily attributable to an increase in advertising expense of approximately $188,000, related to the Company securing pages in several office products providers' catalogues. In addition, the Company experienced an increase of approximately $136,000 in the cost of shipping products to its customers, and is addressing this issue by sourcing competative bids from other carriers. These increases were partially offset by a decrease of approximately $44,000 in travel and entertainment expense.


  RESEARCH AND DEVELOPMENT. Research and development decreased by $115,000, or 50.4%, from $228,000 to $113,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This decrease was primarily attributable to the completion of the Research and Development related to the introduction of the Company's new line of telecommunication headset products.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $213,000, or 15.7%, from $1,359,000 to $1,572,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in general and administrative expenses was due in part to increased legal and accounting fees related to the Company's registration of securities on Form SB-2 in connection with its Convertible Debenture and Equity Line-of-Credit financing agreement which was put into place in May 1998.

  TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased by $437,000, or 12.8%, from $3,403,000 to $3,840,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, for the reasons discussed above.

  INTEREST EXPENSE. Interest expense, increased $805,000, or 241.7%, from $333,000 to $1,138,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was primarily related to the recognition of a one-time, non-cash charge for the fair value of common stock warrants and a beneficial conversion premium, totaling $500,000 and $137,000, respectively, both associated with the issuance of a $1,500,000 Convertible Debenture in May, 1998. Additionally, normal non-cash interest was recognized on the debenture, as well as the amortization of the fair value of other common stock warrants issued in connection with the debt.

  INTEREST INCOME. Interest income, decreased $6,000, or 66.7%, from $9,000 to $3,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

  OTHER INCOME. Other income decreased $607,000, from $607,000 to $-0- for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This decrease is primarily the result of the Company recognizing a gain on the sale of assets during the nine months ended September 30, 1997 that did not recur in 1998.

  NET (LOSS) INCOME. The net income decreased by $473,000, or 218.8%, from $216,000 to a loss of $257,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to a combination of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

  General


     The Company's principal sources of liquidity are cash flows from operations, cash on hand and available borrowings under the Company's existing secured revolving credit facilities. At September 30, 1998, the Company had $169,000 of cash and $3,053,000 million of unused borrowings under its credit facility. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and for other general corporate purposes. Based on current operations and anticipated cost savings through operating efficiencies, the Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes.

     On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of a Convertible Debenture in the face amount of $1,500,000. The debentures are convertible into common stock of the Company at the lessor of: (i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five investors which have not previously been shareholders of the Company. In addition, the Company can use a "put" mechanism to periodically draw down up to $10,000,000. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn in increments of not less than $50,000 in exchange for common stock of the Company issued at 80 percent of the average of the three lowest bid prices during the six day valuation period consisting of three days prior to the put and ending two days after the put
date.   The put mechanism cannot be utilized until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be purchased pursuant to the convertible debentures, the Company will receive an additional $500,000 of gross sales proceeds (see Note 4 to the financial statements).



     On May 27, 1998, the Company obtained a new, secured revolving credit facility from a financing institution to provide for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by both accounts receivable and inventories. The Note is due May 26, 2001. Under the terms of the agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. At September 30, 1998, the Company was in default of certain of these covenants, however, the Company has obtained a waiver. The Company and its lender are currently negotiating an amendment to the agreement which will amend the terms of certain of the financial covenants and ratios.


     SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997

     As of September 30, 1998, the Company had liquid assets (cash and cash equivalents, accounts receivable trade and other) of $2,422,000, an increase of 5.1%, or $118,000, from December 31, 1997 when liquid assets were $2,304,000. Cash decreased $169,000, or 50.8%, to $164,000 at September 30, 1998 from $333,000 at December 31, 1997. This decrease in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected are swept, daily, and re-applied against outstanding draws. Accounts receivable - trade increased $708,000, or 45.7%, to $2,258,000 at September 30, 1998 from $1,550,000 at December 31, 1997. This increase is primarily the result of increased sales during September 1998, offset in part by improved collections. Accounts receivable other decreased $426,000 to $-0- at September 30, 1998. This decrease is primarily the result of the Company receiving payment for the sale of land held by the Company.

     Current assets increased by $2,389,000, or 46.9%, to $7,481,000 at September 30, 1998 from $5,092,000 at December 31, 1997. This increase was primarily the result of an increase in accounts receivable - trade of $708,000, discussed above, inventories of $2,268,000, as a result of increasing inventory related to the Company's new telephone headset and flashlight businesses, the increase in crayon inventory as a result of the deferral of certain orders from Dolgencorp, Inc., and stockpiling for fourth quarter sales, offset in part by a decrease in cash and accounts receivable as discussed above.

     Long-term assets increased $310,000, or 7.2%, to $4,627,000 at September 30, 1998 from $4,317,000 at December 31, 1997. This increase was primarily the result of deferred loan costs related to the Company's Convertible Debenture and Equity Line-of-Credit put into place during May 1998, offset in part by normal recurring amortization of deferred loan costs and other intangibles.

     Current liabilities increased by $451,000, or 11.2%, to $4,485,000 at September 30, 1998 from $4,034,000 at December 31, 1997. This increase was primarily due to $1,190,000 of borrowing's made under the Company's revolving credit facility, offset in part by decreases in accrued salaries and benefits, accrued advertising and the current portion of long-term debt.

     The Company's working capital increased by $1,938,000, or 183.2%, to $2,996,000 at September 30, 1998 from $1,058,000 at December 31, 1997, for the reasons described above.

     The Company used cash of $1,859,000 from operating activities during the nine months ended September 30, 1998, primarily from increased inventory levels relating to deferred crayon orders to Dolgencorp, Inc. and the Company's telephone headset and flashlight businesses.

     The Company used cash of $328,000 from investing activities during the nine months ended September 30, 1998, primarily for capital expenditures relating to the Company's new accounting and material resource planning integrated software system implemented in early 1998.

     The Company provided $2,018,000 of cash from financing activities during the nine months ended September 30, 1998, due in part to the Convertible Debenture offering in May 1998, which stock is currently being registered by the Company on Form SB-2, as amended, as well as borrowings under the Company's revolving line-of-credit, less payments made on long-term debt during the period.

INFLATION

     Most of the Company's products are purchased in finished form and packaged by the supplier or at the Company's headquarters. The Company uses a premixed plastisol (a petroleum based raw material) to manufacture certain of its telephone accessory products at its headquarters. The Company anticipates usual, inflationary increases in the price of its plastic products and does not intend to pass these increases along to its customers, primarily as a result of other operating efficiencies gained through changing the sourcing of certain of its flashlight manufacturing from the United States to Asia. Significant increases in the cost of plastisol in the future could materially affect the Company's profitability if these costs cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY

     The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter as a result of the retail environment in which most of its customers conduct business. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers. Accordingly, the fourth quarter is a key determinate to overall profitability for the year.

     Therefore, the operating results for any three month period are not necessarily indicative of the results that may be achieved for any subsequent three month period or for a full year.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system/job failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business transactions.

     The Company utilizes and is dependent upon computer systems and software to conduct its business. In the fourth quarter of 1997, the Company began implementing a new accounting and materials resource planning integrated software system. The software system, Made2Manage, was designed with the Year 2000 issue in mind, and the Company believes it is year 2000 compliant; however, the Company utilizes many different software programs to process and summarize business transactions. The Company is continuing the evaluation of its operating systems and determining the additional remediation efforts required to ensure its computer systems will properly utilize dates beyond December 31, 1999. Preliminary results of this assessment have revealed that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require some programming changes.

     The Company has initiated formal communications with all of its significant suppliers and larger customers to determine the extent to which the Company is vulernable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is also assessing the impact of Year 2000 on embedded systems comprised mainly of HVAC (heating, ventilation and air conditioning), telephone and alarm systems, and such assessment will be completed by the end of 1998.

     For those systems identified as non-compliant, the Company has begun and, in certain cases, completed remediation efforts. The Company will utilize both internal and external resources to reprogram, or replace, the software for Year 2000 modifications. The Company plans to complete the Year 2000 project before March 31, 1999. The total estimated cost of the Year 2000 project is to be between $150,000 and $200,000 and is being funded through operating cash flows and its existing $5,000,000 secured credit facility. Of this project cost, approximately $110,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $40,000 to $90,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgrade versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new systems in accordance with current accounting guidelines.

     The Company presently believes that with modifications to existing software and conversions to new software for those systems which it believes may be affected, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     On June 16, 1998, Canaccord Capital Corporation ("Canaccord"), a Canadian broker/dealer, filed an action against the Company in the U.S. District Court in Salt Lake City, Utah. The action seeks an order compelling the issuance of 125,000 shares of Dynatec stock. Canaccord and the Company agree that the Company, or its transfer agent, had erroneously over-issued shares of stock to Canaccord in early 1997. In September 1997, Canaccord tendered certificates for other shares in acknowledgment of a separate over-issuance. Management of the Company believed that an additional 125,000 shares had been over issued. The disputed certificate was subsequently returned to the transfer agent and cancelled under the direction of the Board of Directors of the Company. This action was taken by the Company based upon the understanding of management that the entity believed by the Company to be holding the beneficial interest in the certificate had not paid for the shares, and was not a holder in due course or a "protected person" under applicable Uniform Commercial Code provisions. On August 3, 1998, the Court entered an order granting the preliminary injunction in favor of Canaccord and compelling the issuance of a stock certificate to Canaccord's designee for the disputed 125,000 shares of stock. If one of the other entities now named in the litigation should subsequently establish a right to the issuance of 125,000 shares of the stock of the Company, Dynatec may be required to issue additional shares. Related to the forgoing litigation, a claim for an additional 125,000 shares of the stock of the Company had been made by Katori Consultants, Ltd., a Philippines corporation. The answer and third party complaint of Dynatec named Katori Consultants, Ltd. As a third party defendant so that such additional claim could be addressed as part of the single legal action. On October 21, 1998, Katori Consultants, Ltd. Gave written notice to Dynatec that it relinquished any claim to additional shares of common stock of the Company. Dynatec intends to continue to pursue its claim for damages and declaratory relief in this litigation.

     The Company has received a telephonic contact from the SEC indicating that the SEC anticipates filing an administrative proceeding in the later part of calendar year 1998 against various individuals and entities which had engaged in business transaction with a British Columbia corporation and/or a non-U.S. business trust. The SEC representative indicated that the Company and its chief executive officer may be named in such agency action. The Company has submitted a Wells Submission to the SEC to clarify its position as to why it and its CEO should not be named in the administrative proceeding. The Company did enter into two 1994 subscription agreements with the British Columbia corporation and two simultaneous subscription agreements with the business trust in early 1995. However, none of the transactions were fully consummated and the Company received no consideration with regard to the transactions. The Company believes that its actions involving the four referenced subscription agreements are significantly different from the transactions engaged in with such entities by other public companies. In this regard, the Company insisted on the use of a different restrictive legend on its stock certificates which were to be held in escrow pursuant to the proposed transactions. Further, the Company made a press release on the day following the first such transaction, and mailed Form 8-K
reports to the SEC on the day following each of the transactions.   Such actions
were intended to immediately put all third parties, and the investigating public, on notice of the unpaid nature of the subscriptions. A formal Wells Submission was submitted by the Company to explain the position of the Company. Management believes that, although agency action is possible, such action may not be likely after the SEC has reviewed the Wells Submission of the Company.

     The Board of Directors of the Company has unanimously approved an investigation of the foregoing transactions and matters, the Company's' relationship and practices with the Company's' transfer agent, certain related party transactions and other issues which were subject of a recent preliminary inquiry conducted by certain members of the Board of Directors, the actions of officers of the Company with regard to such matters, and other related and unrelated corporate activities to assure that proper safeguards and policies are in place or are implemented which will assist the Board of Directors in monitoring the business activities of the Company. The Board is to be assisted in this review by independent outside counsel who will coordinate his efforts with current counsel.

     On February 12, 1998, Fuji Corporation filed a claim with the International Trade Commission seeking a cease and desist order against approximately 30 entities. The relief sought is to enlist the aid of the U.S. Customs Department in preventing the importation of single-use cameras which are manufactured by any of the entities named as defendants in the proceeding and which infringe the patents of Fuji. The Company does not manufacture single-use cameras, but merely distributes to warehouses in Asia cameras which have been refurbished and reloaded in mainland China. The Company has engaged intellectual property counsel to vigorously defend the position of the Company.

     The Company is not a party to any legal proceedings which, in the opinion of management of the Company, after consultation with legal counsel, is material to the Company's business, financial condition or results of operations beyond amounts provided for in the accompanying financial statements.

     The Company's products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.



ITEM 5.   OTHER INFORMATION
---------------------------

     For a period of approximately one year, the NASD has requested from the Company, through several letters, certain documents related to the aforementioned litigation, stock transactions and related matters. The Company is traded on the NASDAQ SmallCap market and has a contractual obligation to provide such requested information. The Company has cooperated in providing such documentation.

     The Board of Directors of the Company has unanimously approved an investigation of the matters referred to in the Legal Proceedings section above, the Company's relationship and practices with the Company's transfer agent, certain related party transactions and other issues which were the subject of a recent preliminary inquiry conducted by certain members of the Board of Directors, the actions of officers of the Company with regard to such matters, and other related and unrelated corporate activities to assure that proper safeguards and policies are in place or are implemented which will assist the Board of Directors in monitoring the business activities of the Company. The Board is to be assisted in this review by independent outside counsel who will coordinate those efforts with the Company's current corporate counsel.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  -----------
    27       Financial data schedule (for SEC use only)


(b)  FORMS 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DYNATEC INTERNATIONAL, INC.



/S/DONALD M. WOOD          NOVEMBER  11, 1998
-----------------          ------------------
Donald M. Wood                    Date
CHAIRMAN & CEO



/S/PAUL A. BOYER           NOVEMBER  11, 1998
----------------           ------------------
Paul A. Boyer                     Date
SENIOR VICE PRESIDENT & CFO