Form 10QSB/A
period 1998-03-31
DYNATEC INTERNATIONAL INC
filed 1999-03-31
CIK 752208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998
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

Transitional small business disclosure format.  Yes__  No  X

                                  INTRODUCTION

     This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998, of Dynatec International, Inc. (the "Company") is submitted to amend the following Items:

Part I - Financial Information
         Item 1.  Financial Statements (Incorporated by reference)
         Item 2.  Management's Discussion and Analysis



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

         Overall, the Company experienced net income of $103,878 for the first quarter of 1998 compared to a net loss of $511,864 for the first quarter of 1997.

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

Hardware/Housewares:

         The hardware/housewares products segment produced an increase in revenues during the three month period ended March 31, 1998 of $189,151 or 23% compared to the period ended March 31, 1997. During 1997, the Company introduced several new drawer organizer products which have accounted for the majority of the increase in the current year. Sales in this segment continue to grow as the Company continues to aggressively market and expand the housewares product lines.

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


LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1998, the company experienced a net increase in its cash position of $346,753 from December 31, 1997. The Company had a decrease in cash from operations of $438,364. The majority of this decrease was caused by increases in trade accounts receivable ($598,513) and inventory ($465,297) offset by first quarter income. The increase in inventories was offset by a corresponding increase in accounts payable of $238,221 for the same period. The Company experienced a net increase in cash position resulting from the receipt of funds ($940,000) pursuant to a Regulation S stock offering, as authorized by the Board of Directors in March of 1997, partially offset by capital expenditures of $167,478 in the quarter ending March 31, 1998. The Company anticipates that the inventory and related payables will increase throughout 1998 as sales increase in the flashlight and telecommunication headset segments.

     Current assets increased from $5,092,374 at December 31, 1997 to $6,111,797 at March 31, 1998. Of this increase, approximately $465,297 reflects increases in inventory which are offset by increases in accounts payable and the obligation under a line of credit of $547,338 as the company prepares for increased sales in calendar year 1998. Additionally, trade accounts receivable also increased due to increased first quarter sales of approximately $168,323 over fourth quarter 1997.

     Under the terms of a line-of credit agreement with a bank, the Company is required to maintain certain financial covenants and ratios. The bank may withdraw the line-of-credit upon default by the Company of various provisions in the line-of-credit agreement. At March 31, 1997 the Company was not in compliance with the provisions requiring a minimum current ratio of 1.5 to 1. The ratio of total current assets to total current liabilities was 1.34 at March 31, 1998.

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

     In March 1998, the Company received $580,000 as a nonrefundable payment under an agreement with a third party pursuant to which the third party acquired nonexclusive rights to market certain of the Company's products internationally. The cash paid to the Company was obtained from the sale of the Company's common stock by such third party. The Company is therefore of the opinion that the proceeds of such transaction were not attributable to the culmination of an earnings process. Consequently, such proceeds have been accounted for as a capital addition in the accompanying consolidated financial statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized on the March 31, 1999.


                           DYNATEC INTERNATIONAL, INC.

                       /s/Frederick W. Volcansek, Sr.
                       -----------------------------------
                       Frederick W. Volcansek, Sr.
                       Chairman and Chief Executive Officer


                       /s/Paul A. Boyer
                       -----------------------------------
                       Paul A. Boyer
                       Senior Vice President-Chief Financial Officer

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



                                            DYNATEC INTERNATIONAL, INC.
                                             Condensed Balance Sheets
                                       March 31, 1998 and December 31, 1997


                                                                               March 31, 1998                   Dec. 31, 1997
ASSETS                                                                           (Unaudited)                      (Audited)
                                                                        ------------------------------     ------------------------
                                                                            (Restated-see Note2)
CURRENT ASSETS
 Cash                                                                           $       679,647                $     332,894
 Trade accounts receivable, net of allowance for doubtful
accounts of $21,038 in 1998 and $29,684 in 1997                                       2,148,401                    1,549,888
 Related party and other receivables                                                     53,520                      426,131
 Inventories (Note 2)                                                                 2,987,446                    2,522,149
 Prepaid expenses                                                                       226,468                      234,120
 Other                                                                                   16,315                       27,192
                                                                        ------------------------------     ------------------------
         TOTAL CURRENT ASSETS                                                         6,111,797                    5,092,374

PROPERTY, PLANT AND EQUIPMENT, NET                                                    3,941,811                    3,941,587

OTHER ASSETS
 Deposits                                                                                55,361                      107,631
 Intangible assets, net                                                                 251,633                      267,825
                                                                        ------------------------------     ------------------------
       TOTAL OTHER ASSETS                                                               306,994                      375,456
                                                                        ------------------------------     ------------------------

            TOTAL ASSETS                                                        $    10,360,602                $   9,409,417
                                                                        ==============================     ========================






     The accompanying notes are an integral part of these condensed financial statements



                          DYNATEC INTERNATIONAL, INC.

                      Condensed Balance Sheets (Continued)
                      March 31, 1998 and December 31, 1997


                                                                                March 31, 1998                  Dec. 31, 1997
LIABILITIES AND EQUITY                                                           (Unaudited)                      (Audited)
                                                                        ---------------------------     ---------------------------
                                                                             (Restated-see Note2)
CURRENT LIABILITIES
 Short-term note payable                                                       $     1,653,873                 $     1,331,169
 Current portion of long-term debt                                                     745,845                       1,003,477
 Current portion of capital lease obligations                                           16,492                          15,699
 Accounts payable                                                                    1,230,853                         992,632
 Accounts payable-other                                                                961,250                          85,000
 Accrued expenses                                                                      153,362                         238,121
 Accrued advertising                                                                   128,481                         350,000
 Accrued royalties payable                                                              91,401                          17,882
                                                                        ---------------------------     ---------------------------
            TOTAL CURRENT LIABILITIES                                                4,981,557                       4,033,980

LONG-TERM LIABILITIES
 Long-term debt                                                                      1,899,259                       1,994,355
 Capital lease obligations                                                              40,912                          46,086
 Deferred income taxes                                                                   5,036                           5,036
                                                                        ---------------------------     ---------------------------
            TOTAL LIABILITIES                                                        6,926,764                       6,079,457


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,  authorized  100,000,000 shares
     2,871,627 issued at March 31, 1998 and
     2,859,940 issued at December 31, 1997                                              28,716                          28,599
 Treasury Stock, at cost, 91,515 shares                                               (915,150)                       (915,150)
 Additional paid-in capital                                                          5,596,723                       5,596,840
 Accumulated deficit                                                                (1,276,451)                     (1,380,329)
                                                                        ---------------------------     ---------------------------
              TOTAL STOCKHOLDERS' EQUITY                                             3,433,838                       3,329,960
                                                                        ---------------------------     ---------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $    10,360,602                 $     9,409,417
                                                                         ==========================      =========================







     The accompanying notes are an integral part of these condensed financial statements


                           DYNATEC INTERNATIONAL, INC.
                       Condensed Statements of Operations
               For the Three Months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                Three months Ended March          Three months Ended
                                                                        31,1998                     March 31, 1997
                                                               ---------------------------     --------------------------
                                                               (Restated-see Note 2)
REVENUE                                                                   $     3,647,786                $     2,554,618
COST OF SALES                                                                   2,281,051                      1,779,783
                                                               ---------------------------     --------------------------

GROSS PROFIT                                                                    1,366,735                        774,835

EXPENSES
  Selling expenses                                                                665,767                        587,749
  Research and development                                                         33,200                        136,154
  General and administrative expenses                                             439,215                        457,563
  Provision for losses on accounts receivable                                           -                          5,000
                                                               ---------------------------     --------------------------
         TOTAL EXPENSES                                                         1,138,182                      1,186,466
                                                               ---------------------------     --------------------------

OPERATING GAIN (LOSS)                                                             228,553                      (411,631)

OTHER INCOME/(EXPENSE)
  Interest income                                                                   3,340                          3,982
  Interest expense                                                              (107,009)                      (103,715)
  Loss on sale of asset                                                          (21,006)                              -
                                                               ---------------------------     --------------------------

TOTAL OTHER EXPENSE                                                             (124,675)                       (99,733)
                                                               ---------------------------     --------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                          103,878                      (511,364)

INCOME TAX EXPENSE (Note 6)                                                             -                          (500)
                                                               ---------------------------     --------------------------

NET INCOME (LOSS)                                                          $      103,878                $     (511,864)
                                                               ===========================     ==========================

BASIC NET INCOME (LOSS) PER SHARE                                          $         0.04                $        (0.25)
                                                               ==========================      ==========================

DILUTED NET INCOME (LOSS) PER SHARE                                        $         0.03                $        (0.25)
                                                               ==========================      ==========================





     The accompanying notes are an integral part of these condensed financial statements.



                           DYNATEC INTERNATIONAL, INC.
                       Condensed Statements of Cash Flows
               For the Three Months ended March 31, 1998 and 1997
                                   (Unaudited)
                                                                     Three months ended March         Three months ended March
                                                                             31, 1998                         31, 1997
                                                                    -----------------------------    -----------------------------
                                                                       (Restated-see Note2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $       103,878                 $      (511,864)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
Depreciation                                                                        87,333                          110,670
Amortization                                                                        15,942                           16,067
Loss on sale of assets                                                              21,006                                -
Provision for losses on accounts receivable                                              -                            5,000
Changes in operating assets and liabilities:
  Trade accounts receivable                                                       (598,513)                        (391,145)
  Related party and other accounts receivable                                      372,611                                -
  Inventories                                                                     (465,297)                        (151,507)
  Prepaid expenses                                                                   7,652                         (15,719)
  Other                                                                             10,877                            6,500
  Deposits                                                                          52,270                         (30,290)
  Accounts payable                                                                 238,221                          401,658
  Accounts payable-other                                                           (63,750)                                -
  Accrued expenses                                                                 (72,594)                         (62,725)
  Accrued advertising                                                             (221,519)                                -
  Accrued royalties payable                                                         73,519                            7,378
  Income tax payable                                                                     -                              100
                                                                    -----------------------------    -----------------------------

NET CASH USED IN OPERATING ACTIVITIES                                      $      (438,364)                  $     (615,877)
                                                                    -----------------------------    -----------------------------










     The accompanying notes are an integral part of these condensed financial statements.

                           DYNATEC INTERNATIONAL, INC.
                 Consdensed Statements of Cash Flows (Continued)
               For the Three Months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                         Three Months ended March        Three Months ended March
                                                                                 31, 1998                        31, 1997
                                                                       ----------------------------     --------------------------
                                                                           (Restated-see Note2)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                              $       47,000                    $         -
  Receivable from related parties                                                         -                         60,876
  Capital expenditures                                                             (167,478)                       (87,699)
                                                                        ----------------------------     --------------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (120,478)                       (26,823)
                                                                        ----------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements                                    322,704                       (372,215)
  Increase in debt issuance costs                                                         -                          3,255
  Net borrowings (payments) on long-term debt                                      (352,728)                       339,811
  Net payments on capital lease obligations                                          (4,381)                        (6,808)
  Proceeds from deposit for stock issuance                                          940,000                              -
  Issuance of Stock pursuant to Regulation S offerings                                    -                        500,000
                                                                        ----------------------------     --------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           905,595                        464,043
                                                                        ----------------------------     --------------------------

INCREASE (DECREASE) IN CASH                                                         346,753                      (178,657)

CASH AT BEGINNING OF PERIOD                                                         332,894                        240,145
                                                                        ---------------------------     --------------------------

CASH AT END OF PERIOD                                                       $       679,647                  $      61,488
                                                                        ===========================     ==========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid for interest                                                      $       118,818                  $      93,587
Cash paid for income taxes                                                               -                            400








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


  NOTE 2 - RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

                    In March 1998, the Company received $580,000 as a nonrefundable payment under an agreement with a third party pursuant to which the third party acquired nonexclusive rights to market certain of the Company's products internationally. The cash paid to the Company was obtained from the sale of the Company's common stock by such third party. The Company is therefore of the opinion that the proceeds of such transaction were not attributable to the culmination of an earnings process. Consequently, such proceeds have been accounted for as a capital addition in the accompanying consolidated financial statements.

                  The following table outlines the revisions to the previously reported condensed consolidated financial statements:

                                                                                           Three Months Ended
                                                                                             March 31, 1998
                                                                                   ------------------------------------------
                                                                                    As Restated       As Previously Reported
                                                                                   -------------      -----------------------
                                                                                                 (Unaudited)
                  Product Revenue.......................................           $3,647,786               $4,227,786

                  Gross profit..........................................            1,366,735                1,946,735

                  Operating gain........................................              228,553                  808,553

                  Income from operations................................              103,878                  683,878

                  Net income............................................              103,878                  683,878

                  Basic net income per share............................                0.04                     0.25

                  Diluted net income per share..........................                0.03                     0.20



                                                                                           Three Months Ended
                                                                                             March 31, 1998
                                                                                 -------------------------------------------
                                                                                    As Restated       As Previously Reported
                                                                                 ---------------      ----------------------
                                                                                                 (Unaudited)
                  Related party and other receivables...................         $     53,520              $   633,520

                  Accumulated deficit...................................           (1,276,451)                (696,451)

                  Total stockholders' equity............................            3,433,838                4,013,838



  NOTE 3  -       INVENTORIES

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

                    Inventories, consisting principally of telephone accessory, hardware/houseware, flashlights, telecommunication headsets, and other miscellaneous products sold to mass market merchandisers as of March 31, 1998 and December 31, 1997 are summarized as follows:

                                          March 31             December 31
                                            1998                   1997
                                        -----------           ------------
                             Raw        $ 1,185,819           $   831,483
                             Finished     1,801,627             1,690,666
                                        ------------          -------------
                                        $ 2,987,446           $ 2,522,149
                                        ===========           ============


NOTE 4 -   NET EARNINGS PER SHARE

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

                    In calculating EPS, the earnings were the same for both the basic and diluted calculation. The effect of common stock options is not included in the 1997 calculation as such options would be anti-dilutive. A reconciliation between the basic and diluted weighted-average number of shares outstanding as of March 31, 1998 and 1997 is summarized as follows:

                                                              1998                        1997
                                                   ----------------------------     -----------------
                                                       (Restated-see Note  2)
Basic weighted-average number of  shares                     2,779,982                 2,047,982
Weighted-average number of common stock options                583,429                         -
                                                   ============================     =================
     Diluted weighted-average number of shares               3,363,411                 2,047,982
                                                   ============================     =================


NOTE 5 -   YEAR 2000

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

                    The Company adopted Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements. As of March 31, 1998, the Company has no items to report as components of comprehensive income.

NOTE 7  -         INCOME TAXES

                    The Company has net operating loss carryforwards from prior years which will exceed the income generated in the first quarter of 1998. The deferred tax asset related to these carryfowards was fully reserved for as of December 31, 1997. Accordingly, no income tax expense is being reported for the period ended March 31, 1998.

NOTE 8 -          STOCKHOLDERS' EQUITY

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

NOTE 9 - STOCK OPTIONS

     A summary of stock options is as follows for the period ended March 31, 1998:

                      FIXED OPTIONS:                                          Shares
                                                                          (Restated-see
                                                                             Note 2)            Exercise
                                                                             (000's)             Price
                                                                          ---------------     -------------
                      Outstanding at December 31, 1997                         934               $2.50
                      Exercised                                                (12)              $2.50
                                                                          ===============
                      Outstanding at March 31, 1998                            922              Various
                                                                          ===============
                      Options exercisable at March 31, 1998                    184               $2.50
                                                                          ===============
                      Weighted average fair value of
                        options granted during first quarter...               $0.00

                      Weighted average remaining
                         contractual life for exercisable
                         options at March 31, 1998                          3.9 years


                      VARIABLE  OPTIONS:                                      Shares
                                                                          (Restated-see
                                                                             Note 2)            Exercise
                                                                             (000's)             Price
                                                                          ---------------    -------------
                      Outstanding at December 31, 1997                         945               $2.50
                                                                          ---------------
                      Outstanding at March 31, 1998                            945              Various
                                                                          ===============
                      Weighted average fair value of
                        options granted during first quarter...               $0.00


NOTE 10 -         OTHER

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