Form 10QSB/A
period 1998-06-30
DYNATEC INTERNATIONAL INC
filed 1999-03-31
CIK 752208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                  INTRODUCTION

     This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998, of Dynatec International, Inc. (the "Company") is submitted to amend the following Items:

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     For the six months ended June 30, 1998, the Company generated total revenues of $7,783,758 compared to total revenues of $6,045,561 in the prior six month period ended June 30, 1997. Comparative period revenues increased $1,738,197 or 29%, reflecting the largest revenues ever earned by the Company during the first two quarters of any calendar year since the Company's inception.

     Overall, the Company experienced a net loss of $576,767 for the first two quarters of 1998 compared to a net loss of $433,144 for the first two quarters of 1997 primarily due to increased interest expense related to the sale of $1,500,000 of Convertible Debentures in May 1998 (the "Convertible Debentures"), as well as amortization of non-cash interest expense associated with debt issuance costs. The Convertible Debentures and associated equity line of credit are described more fully in the Liquidity and Capital Resources section below.

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

Mass Market:

     Sales in the Mass Market segment were down from $833,049 for the quarter ended June 30, 1998 compared to $830,212 for the quarter ended June 30, 1997. Virtually all of the sales in this segment were to Dolgencorp, Inc. Historically, products in this segment have consisted of cameras, audio cassette tapes, crayons, three piece flashlights, and disposable lighters.

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


 Expenses

     Overall gross margins of the Company for the six months ending June 30, 1998 and 1997 were 35% and 32% , respectively. This overall increase in gross margin is largely attributable to increased sales of telephone accessory and headset products which have gross margins ranging from 35% to 50%.

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

LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 1998, the Company experienced a net decrease in its cash position of $111,908 from December 31, 1997. The Company had a decrease in cash from operations of $2,149,629. The majority of this decrease was caused by increases in trade accounts receivable ($1,011,812) and inventory ($1,712,002) as well as the net loss incurred during the period. The increase in inventories reflects purchases made to prepare for catalogue sales of telephony headset products and to fill mass merchandise orders received for the third and fourth quarters. The Company experienced a net increase in cash position resulting from financing activities reflecting the receipt of a deposit of $940,000 for stock issuance, as authorized by the Board of Directors in March of 1997, and the issuance of $1,500,000 pursuant to the sale of Convertible Debentures (explained more fully below). A net use of cash in investing activities reflects the capital expenditures of $356,232 during the first two quarters of 1998. The Company anticipates that the inventory and related payables will increase throughout 1998 as sales increase in the flashlight and telecommunication headset segments.

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

     On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of Convertible Debentures in the face amount of $1,500,000 to meet immediate cash needs under an equity line of credit. The Convertible Debentures are convertible into common stock of the Company at the lesser of:
(i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five investors which have not previously been shareholders of the Company. In addition, the Company can use a "put" mechanism to periodically draw down up to $10,000,000. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn in increments of not less than $50,000 in exchange for common stock of the Company issued at 80 percent of the average of the three lowest bid prices during the six day valuation period consisting of three days prior to the put and ending two days after the put date. The put mechanism cannot be utilized until after the effective date of the registration statement for the common stock underlying the Credit Agreement. Additionally, upon registration of the underlying shares which may be purchased pursuant to the Convertible Debentures, the Company will sell an additional $500,000 principal amount of Convertible Debentures.

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


The Company is to issue an additional 50,000 Series A warrants each to both the placement agent and the investors upon receipt of the additional $500,000 of gross sales proceeds. The market value for the Series A warrants issued to the investors has been written off as a one-time, non-cash debt issuance cost of $426,000 as the warrants are immediately exercisable. The market value of the Series A warrants issued to the placement agent have been capitalized and will be written off by the Company over the 36 month life of the Convertible Debentures. Although these debt issuance costs are non-cash items, current GAAP requires disclosure for the market value of warrants issued along with Convertible Debentures. In addition, because the Convertible Debentures are convertible at a 25 percent discount from the market value, an additional $500,000 (the intrinsic value of the beneficial conversion premium) of the proceeds received were established as a contr-debt account and $166,667 of this premium was written off as a non-cash expense for the second quarter of 1998. These non-cash amortization and write-off of the market value of warrants issued are included with interest expense in the income statement. Upon the effective date of the registration statement, the market value of the warrants issued to the investors in connection with the additional $500,000 of Convertible Debentures (estimated to be an additional third quarter non-cash expense of $121,500) and the remaining beneficial conversion premium will be written off as a third quarter, non-cash item. The Series B warrants which have been issued have no current impact to the Company financial statements, as they were issued in connection with the equity line of credit.

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


                                                      DYNATEC INTERNATIONAL, INC.
                                                       Condensed Balance Sheets
                                                  June 30, 1998 and December 31, 1997


                                                                                  June 30, 1998                Dec. 31, 1997
ASSETS                                                                             (Unaudited)                   (Audited)
                                                                          --------------------------     ------------------------
CURRENT ASSETS                                                                (Restated-see Note2)
 Cash                                                                           $       220,986                $     332,894
 Trade accounts receivable, net of allowance for doubtful
accounts of $31,257 in 1998 and $29,684 in 1997                                       2,551,700                    1,549,888
 Related part and other receivables                                                      43,728                      426,131
 Inventories (Note 3)                                                                 4,234,151                    2,522,149
 Prepaid expenses                                                                       151,997                      234,120
 Other                                                                                   21,530                       27,192
                                                                          ---------------------------     -----------------------
         TOTAL CURRENT ASSETS                                                         7,224,092                    5,092,374

PROPERTY, PLANT AND EQUIPMENT, NET                                                    4,014,377                    3,941,587

OTHER ASSETS
 Deposits                                                                                69,425                      107,631
 Debt Issue costs (Note 10)                                                             682,150                            -
 Intangible assets, net                                                                 236,834                      267,825
                                                                           --------------------------     -----------------------
       TOTAL OTHER ASSETS                                                               988,409                      375,456
                                                                           --------------------------     -----------------------

            TOTAL ASSETS                                                        $    12,226,878                $   9,409,417
                                                                            =========================     =======================













The accompanying notes are an integral part of these condensed financial statements.



                                                      DYNATEC INTERNATIONAL, INC.
                                                 Condensed Balance Sheets (Continued)
                                                  June 30, 1998 and December 31, 1997


                                                                                    June 30, 1998                   Dec. 31, 1997
LIABILITIES AND EQUITY                                                               (Unaudited)                      (Audited)
                                                                                --------------------           ---------------------
CURRENT LIABILITIES                                                             (Restated-see Note2)
 Short-term note payable                                                          $     1,638,714                 $     1,331,169
 Current portion of long-term debt                                                        174,673                       1,003,477
 Current portion of capital lease obligations                                              15,892                          15,699
 Accounts payable                                                                         947,216                         992,632
 Accounts payable-other (Note 8)                                                        1,232,375                          85,000
 Accrued expenses                                                                         205,110                         238,121
 Accrued advertising                                                                      191,595                         350,000
 Accrued royalties payable                                                                 38,235                          17,882
 Accrued income taxes                                                                           -                               -
                                                                                ---------------------          ---------------------
            TOTAL CURRENT LIABILITIES                                                   4,443,810                       4,033,980

LONG-TERM LIABILITIES
 Long-term debt                                                                         2,118,937                       1,994,355
 Capital lease obligations                                                                 37,507                          46,086
 Deferred income taxes                                                                      5,036                           5,036
 Convertible debentures, net (Note 10)                                                  1,186,393                               -
                                                                                ----------------------         ---------------------
            TOTAL LIABILITIES
                                                                                        7,791,683                       6,079,457

STOCKHOLDERS' EQUITY (Note 8)
  Common stock, $.01 par value,  authorized  100,000,000 shares 2,766,627 issued at June 30, 1998 and
     2,859,940 issued at December 31, 1997                                                 27,667                          28,599
 Treasury Stock, at cost, 91,515 shares                                                  (915,150)                       (915,150)
 Additional paid-in capital                                                             7,279,774                       5,596,840
 Accumulated deficit                                                                   (1,957,096)                     (1,380,329)
                                                                                ----------------------          --------------------
              TOTAL STOCKHOLDERS' EQUITY                                                4,435,195                       3,329,960
                                                                                ----------------------          --------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $     12,226,878                 $    9,409,417
                                                                                ======================          ====================





The accompanying notes are an integral part of these condensed financial statements.


                           DYNATEC INTERNATIONAL, INC.
                       Condensed Statements of Operations
            For the Three and Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                   Three months          Three months           Six months            Six months
                                                  Ended June 30,        Ended June 30,        Ended June 30,        Ended June 30,
                                                        1998                  1997                  1998                  1997
                                                ------------------    ------------------    ------------------    ------------------
                                                                                                        (Restated-see
                                                                                                           Note 2)
REVENUE                                             $  4,135,972          $  3,490,943          $  7,783,758          $  6,045,561
COST OF SALES                                          2,746,298             2,344,651             5,027,349             4,124,434
                                                 ------------------    ------------------    ------------------    -----------------

GROSS PROFIT                                           1,389,674             1,146,292             2,756,409             1,921,127

EXPENSES
  Selling expenses                                       721,364               531,829             1,387,131             1,119,578
  Research and development                                40,495                31,724                73,695               167,878
  General and administrative expenses                    510,755               468,030               949,970               925,594
  Provision for losses on accounts receivable             10,000                 8,500                10,000                13,500
                                                 ------------------    ------------------    ------------------    -----------------
         TOTAL EXPENSES                                1,282,614             1,040,083             2,420,796             2,226,550
                                                 ------------------    ------------------    ------------------    -----------------

OPERATING GAIN (LOSS)                                    107,060               106,209               335,613             (305,423)

OTHER INCOME/(EXPENSE)
  Interest income                                              -                 2,033                 3,340                 6,015
  Interest expense (Note 10)                            (787,379)             (120,058)             (894,388)             (223,772)
  Loss on sale of asset                                     (326)                     -              (21,332)                     -
  Miscellaneous                                                -                90,536                     -                90,536
                                                 ------------------    ------------------    ------------------    -----------------

TOTAL OTHER EXPENSE                                     (787,705)              (27,489)             (912,380)             (127,221)
                                                 ------------------    ------------------    ------------------    -----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                (680,645)                78,720             (576,767)             (432,644)

INCOME TAX EXPENSE (Note 7)                                    -                     -                     -                  (500)
                                                 ------------------    ------------------    ------------------    -----------------

NET INCOME (LOSS)                                    $  (680,645)           $    78,720          $  (576,767)          $  (433,144)
                                                 ==================    ==================    ==================    =================

BASIC NET INCOME (LOSS) PER SHARE                    $     (0.24)           $      0.04          $     (0.21)          $     (0.20)
                                                 ==================    ==================    ==================    =================

DILUTED NET INCOME (LOSS) PER SHARE (Note 4)         $     (0.24)           $      0.03          $     (0.21)          $     (0.20)
                                                 ==================    ==================    ==================    =================





The accompanying notes are an integral part of these condensed financial statements.



                                                      DYNATEC INTERNATIONAL, INC.
                                                  Condensed Statements of Cash Flows
                                            For the Six Months ended June 30, 1998 and 1997
                                                              (Unaudited)


                                                                        Six months ended June 30,        Six months ended June 30,
                                                                                  1998                             1997
                                                                       ---------------------------       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      (Restated-see Note2)
Net Loss                                                                       $      (576,767)                 $      (433,144)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation                                                                           203,198                          224,220
Amortization                                                                            30,741                           32,134
Interest expense on convertible debentures (Note 10)                                   624,226                                -
Loss on sale of assets                                                                  21,332                                -
Provision for losses on accounts receivable                                             10,000                           13,500
Changes in operating assets and liabilities:
  Trade accounts receivable                                                         (1,011,812)                        (617,979)
  Related party and other accounts receivable                                          382,403                             (410)
  Inventories                                                                       (1,712,002)                        (403,990)
  Prepaid expenses                                                                      82,123                         (173,531)
  Other                                                                                  5,662                          (87,492)
  Deposits                                                                              38,206                          (96,032)
  Accounts payable                                                                     (45,416)                         107,174
  Accounts payable-other                                                               (42,625)                               -
  Accrued Expenses                                                                     (20,846)                         289,439
  Accrued advertising                                                                 (158,405)                               -
  Accrued royalties payable                                                             20,353                           11,555
  Income tax payable                                                                         -                             (100)
                                                                        ---------------------------      --------------------------

NET CASH USED IN OPERATING ACTIVITIES                                          $    (2,149,629)                 $    (1,134,656)
                                                                        ---------------------------      --------------------------











The accompanying notes are an integral part of these condensed financial statements.


                                                      DYNATEC INTERNATIONAL, INC.
                                            Consdensed Statements of Cash Flows (Continued)
                                            For the Six Months ended June 30, 1998 and 1997
                                                              (Unaudited)

                                                                          Six months ended June 30,        Six months ended June
                                                                                  1998                          30, 1997
                                                                        ----------------------------     -------------------------
                                                                           (Restated-see Note2)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                               $       47,000                   $         -
  Receivable from related parties                                                          -                       115,419
  Capital expenditures                                                              (356,232)                     (132,293)
                                                                         ----------------------------     -------------------------

NET CASH USED IN INVESTING ACTIVITIES                                               (309,232)                      (16,874)
                                                                         ----------------------------     -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreements                                     307,545                       249,080
  Increase in debt issuance costs                                                   (267,983)                             -
  Net borrowings (payments) on long-term debt                                       (704,222)                       285,433
  Net borrowings (payments) on capital lease obligations                              (8,387)                      (12,784)
  Proceeds from capital addition (Note 8)                                            580,000                             -
  Net borrowings under convertible debentures (Note 10)                            1,500,000                             -
  Proceeds from deposit for stock issuance (Note 8)                                  940,000                             -
  Issuance of Stock pursuant to Regulation S offerings                                     -                       500,000
                                                                         ----------------------------     -------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,346,953                     1,021,729
                                                                         ----------------------------     -------------------------

DECREASE IN CASH                                                                    (111,908)                     (129,801)

CASH AT BEGINNING OF PERIOD                                                          332,894                       240,145
                                                                         ----------------------------     -------------------------

CASH AT END OF PERIOD                                                         $       220,986                 $     110,344
                                                                         ============================     =========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid for interest                                                        $       118,818                 $      93,587
Cash paid for income taxes                                                                  -                           400
Share certificate cancelled (Note 8)                                                  250,000                             -
Debt issuance cost attributable to warrants to placement agent                        426,000                             -
Convertible debt discount associated with warrants to investors                       426,000                             -




The accompanying notes are an integral part of these condensed financial statements.

                           DYNATEC INTERNATIONAL, INC.
                     Notes to Condensed Financial Statements
                 For the Six Months Ended June 30, 1998 and 1997


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

     The following table outlines the revisions to the previously reported condensed consolidated financial statements:

                                                                                          Six Months Ended
                                                                                           June 30, 1998
                                                                       ---------------------------------------------------------
                                                                               As Restated            As Previously Reported
                                                                        -------------------------    --------------------------
                  Product revenue...............................               $7,783,758                   $8,363,758

                  Gross profit..................................                2,756,409                    3,336,409

                  Operating gain................................                  335,613                      915,613

                  Income (loss) from operations.................                 (576,767)                       3,233

                  Net income....................................                 (576,767)                       3,233

                  Basic net income (loss) per share.............                   (0.21)                        0.00

                  Diluted net income (loss) per share...........                   (0.21)                        0.00




                                                                                            Six Months Ended
                                                                                              June 30, 1998
                                                                                  ------------------------------------------
                                                                                  As Restated       As Previously Reported
                                                                                  --------------      ----------------------
                                                                                                 (Unaudited)
                  Additional paid-in capital............................          $ 7,279,774              $ 6,699,774

                  Accumulated deficit...................................           (1,957,096)              (1,377,096)



  NOTE 3  -       INVENTORIES

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

                    Inventories, consisting principally of telephone accessory, hardware/houseware, flashlights, telecommunication headsets, and other miscellaneous products sold to mass market merchandisers as of June 30, 1998 and December 31, 1997 are summarized as follows:

                                         June 30                  December 31
                                          1998                       1997
                                      ------------              ------------
                  Raw                $ 1,382,766                $   831,483
                  Finished             2,851,385                  1,690,666
                                      ------------              -------------
                                     $ 4,234,151                $  2,522,149
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

                    In calculating EPS, the earnings were the same for both the basic and diluted calculation. The effect of common stock options is not included in the 1997 calculation as such options would be anti-dilutive. A reconciliation between the basic and diluted weighted-average number of shares outstanding as of June 30, 1998 and 1997 is summarized as follows:

                                                                                 1998                        1997
                                                                       ----------------------------     -----------------
                                                                          (Restated-see Note  2)
      Basic weighted-average number of common shares                           2,785,241                   2,160,913
      Weighted-average number of shares of potential common stock                672,499                     150,336
                                                                        ============================     =================
                 Diluted weighted-average number of shares                     3,457,740                   2,311,249
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

NOTE 8 -          STOCKHOLDERS' EQUITY

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

NOTE 9 - STOCK OPTIONS

     A summary of stock options is as follows for the period ended June 30, 1998:

                      FIXED OPTIONS:                                          Shares
                                                                          (Restated-see
                                                                             Note 2)            Exercise
                                                                             (000's)             Price
                                                                          ---------------     -------------
                      Outstanding at December 31, 1997                         934               $2.50
                      Exercised                                                (12)              $2.50
                                                                          ===============
                      Outstanding at June 30, 1998                             922              Various
                                                                          ===============
                      Options exercisable at June 30, 1998                     184               $2.50
                                                                          ===============
                      Weighted average fair value of
                        options granted during first quarter...               $0.00

                      Weighted average remaining
                         contractual life for exercisable
                         options at June 30, 1998                           3.55 years



                      VARIABLE  OPTIONS:                                      Shares
                                                                          (Restated-see
                                                                             Note 2)            Exercise
                                                                             (000's)             Price
                                                                       ---------------       -------------
                      Outstanding at December 31, 1997                         945               $2.50
                                                                       ---------------
                      Outstanding at June 30, 1998                             945              Various
                                                                       ===============
                      Weighted average fair value of
                        options granted during first quarter...               $0.00



NOTE 10 -         CONVERTIBLE DEBENTURES

                  On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of a Convertible Debenture in the face amount of $1,500,000. The debentures are convertible into common stock of the Company at the lessor of: (i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement

NOTE 10 -         CONVERTIBLE DEBENTURES (Continued)

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

                  In connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants have been issued as Series A and Series B as follows:

                                                                                         Placement          Exercise
                                                                      Investors            Agent              Price
                                                                    --------------     ---------------     ------------
                  Series A Warrants                                    150,000            150,000             $6.50
                  Series B Warrants                                    150,000            300,000             $7.15


                  The Company is to issue an additional 50,000 Series A warrants each to both the placement agent and the investors upon receipt of the additional $500,000 of gross sales proceeds. The market value for the Series A warrants issued to the investors has been written off as a one-time, non-cash debt issuance cost of $426,000 as the warrants are immediately exercisable. The market value of the Series A warrants issued to the placement agent have been capitalized and will be written off by the Company over the 36 month life of the debentures. Although these debt issuance costs are non-cash items, current GAAP requires disclosure for the market value of warrants issued along with convertible debentures. In addition, because the debentures are convertible at a 25 percent discount from the market value, an additional $500,000 (the intrinsic value of the beneficial conversion premium) of the proceeds received were established as a contr-debt account and $166,667 of this premium was written off as a non-cash expense for the second quarter of 1998. These non-cash amortization and write-off of the market value of warrants issued are included with interest expense in the income statement. Upon the effective date of the registration statement, the market value of the warrants issued to the investors in connection with the $500,000 of convertible debentures (estimated to be an additional third quarter non-cash expense of $121,500) and the remaining beneficial conversion premium will be written off as a third quarter, non-cash item. The Series B warrants which have been issued have no current impact to the Company financial statements, as they were issued in connection with the equity line of credit.

NOTE 11 -         OTHER

                  The Board of Directors of the Company has unanimously approved an investigation of the foregoing transactions and matters, the Company's relationship and practices with the Company's transfer agent, certain related party transactions and other issues which were the subject of a recent preliminary inquiry conducted by certain members of the Board of Directors, the actions of officers of the Company with regard to such matters, and other related and unrelated corporate activities to assure that proper safeguards and policies are in place or are implemented which will assist the Board of Directors in monitoring the business activities of the Company. The Board is to be assisted in this review by independent outside counsel who will coordinate his efforts with current corporate counsel.