Form 10QSB/A
period 1998-09-30
DYNATEC INTERNATIONAL INC
filed 1999-03-31
CIK 752208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     September 30, 1998

                                or

[    ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to

Commission File Number:    0-12806


                           DYNATEC INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

     UTAH                                                 87-0367267
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)


3820 Great Lakes Drive
Salt Lake City, Utah                                        84120
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (801) 973-9500
                (Issuer's telephone number, including area code)



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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                  INTRODUCTION

     This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998, of Dynatec International, Inc. (the "Company") is submitted to amend the following Items:

Part I - Financial Information
         Item 1.  Financial Statements
         Item 2.  Management's Discussion and Analysis



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1998
  and December 31, 1997........................................................3

Condensed Consolidated Statements of Operations for the three months ended
  September 30, 1998 and 1997, respectively....................................5

Condensed Consolidated Statements of Operations for the nine months ended
  September 30, 1998 and 1997, respectively....................................6

Condensed Consolidated Statements of Cash Flows for the nine months ended
  September 30, 1998 and 1997, respectively....................................7

Notes to Condensed Consolidated Financial Statements...........................9


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                        September 30,          December 31,
                                                                                            1998                   1997
                                                                                        -------------          ------------
                                                                                   (Restated - see Note 2)
                                                                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $      163,918          $     332,894
    Trade Accounts receivable, net of allowance for doubtful accounts
       of $31,257 and$29,684 respectively                                               2,258,198              1,549,888
    Accounts receivable - other                                                                 -                426,131
    Inventories (see Note 3)                                                            4,790,135              2,522,149
    Prepaid expenses and other                                                            269,042                261,312
                                                                                    -------------            -----------

                Total current assets                                                    7,481,293              5,092,374
                                                                                    -------------            -----------

PROPERTY AND EQUIPMENT, at cost:
    Building and improvements                                                          2,214,144               2,214,144
    Furniture, fixtures and equipment                                                  3,559,306               3,289,886
    Land                                                                                 365,860                 365,860
                                                                                    -------------            -----------
                                                                                       6,139,310               5,869,890

    Less accumulated depreciation and amortization                                     2,226,812               1,928,303
                                                                                    ------------             -----------

                Net property and equipment                                             3,912,498               3,941,587
                                                                                    ------------             -----------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $366,952
    and $324,446, respectively                                                           220,320                 267,825
                                                                                    ------------             -----------

DEFERRED LOAN COSTS, net of accumulated amortization of $53,071 and
    $-0-, respectively                                                                    424,569                      -
                                                                                     ------------            -----------


OTHER ASSETS                                                                               69,367                107,631
                                                                                     ------------            -----------

                                                                                      $12,108,047            $ 9,409,417
                                                                                     ============            ===========




                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     September 30,        December 31,
                                                                                        1998                  1997
                                                                                     -------------        ------------
                                                                                (Restated - see Note 2)
                                                                                       (Unaudited)
CURRENT LIABILITIES:
    Short-term note payable                                                        $  1,947,430            $ 1,331,169
    Current portion of long-term debt                                                   167,838              1,003,477
    Current portion of capital lease obligations                                         16,228                 15,699
    Accounts payable                                                                    909,634              1,077,632
    Accounts payable - other (see Note 4)                                             1,003,625                      -
    Accrued expenses                                                                    192,005                238,121
    Accrued advertising                                                                 179,806                350,000
    Accrued royalties payable                                                            68,933                 17,882
                                                                                   ------------          -------------

              Total current liabilities                                               4,485,499              4,033,980

LONG-TERM DEBT, net of current portion                                                2,080,050              1,994,355

CONVERTIBLE DEBENTURES (see Note 5)                                                   1,565,671                      -

DEFERRED INCOME TAXES                                                                     5,036                  5,036

CAPITAL LEASE OBLIGATIONS, net of current portion                                        33,080                 46,086
                                                                                   ------------          -------------

              Total liabilities                                                       8,169,336              6,079,457
                                                                                   ------------          -------------

STOCKHOLDERS' EQUITY (see Note 4):
    Common stock, $.01 par value; 100,000,000 shares authorized and 2,891,627
       and 2,859,940 shares outstanding, respectively                                    28,916                 28,599
    Treasury stock, at cost, 91,515 shares                                             (915,150)              (915,150)
    Additional paid-in capital                                                        7,041,690              5,596,840
    Accumulated deficit                                                              (2,216,745)            (1,380,329)
                                                                                   ------------            -----------

              Total stockholders' equity                                              3,938,711              3,329,960
                                                                                   ------------            -----------

                                                                                    $12,108,047            $ 9,409,417
                                                                                    ===========            ===========






                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three Months Ended        Three Months Ended
                                                                                September 30, 1998        September 30, 1997
                                                                                ------------------        ------------------
                                                                             (Restated - see Note 2)
                                                                                                  (Unaudited)
   PRODUCT SALES                                                                     $ 4,382,334               $ 5,041,055
   COST OF SALES                                                                       2,977,658                 3,592,528
                                                                                     -----------               -----------

          Gross Margin                                                                 1,404,676                 1,448,527
                                                                                     -----------               -----------

   OPERATING COSTS AND EXPENSES:
       Selling expenses                                                                  772,748                   696,863
       Research and development                                                           27,546                    59,864
       General and administrative                                                        618,758                   433,439
                                                                                     -----------               -----------

          Total operating costs and expenses                                           1,419,052                 1,190,166
                                                                                     -----------               -----------

             Income (loss) from operations                                               (14,376)                  258,361
                                                                                     ------------              -----------

   OTHER INCOME (EXPENSE), net:
       Interest expense (see Note 5)                                                    (243,989)                 (109,089)
       Interest income                                                                         -                     2,635
       Other expense                                                                      (1,284)                  (19,000)
       Other income                                                                            -                   516,019
                                                                                     ------------              -----------

          Total other income (expense), net                                             (245,273)                  390,565
                                                                                     ------------              -----------

             Income (loss) before income tax provision                                  (259,649)                  648,926

   INCOME TAX PROVISION (see Note 3)                                                           -                         -
                                                                                     ------------              -----------

             Net income (loss)                                                      $   (259,649)             $    648,926
                                                                                     ============              ===========

   BASIC NET INCOME (LOSS) PER SHARE                                                $       (.09)             $        .29
                                                                                     ============              ===========

   DILUTED NET INCOME (LOSS) PER SHARE (see Note 3)                                 $       (.09)             $        .23
                                                                                     ============              ===========

   WEIGHTED AVERAGE SHARES - BASIC                                                     2,790,252                 2,219,096
                                                                                     ============              ===========

   WEIGHTED AVERAGE SHARES - DILUTED                                                   2,790,252                 2,821,243
                                                                                     ============              ===========







                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Nine Months Ended      Nine Months Ended
                                                                                  September 30, 1998     September 30, 1997
                                                                                  ------------------     ------------------
                                                                              (Restated - see Note 2)
                                                                                                  (Unaudited)
PRODUCT SALES                                                                          $12,166,092            $11,086,616
COST OF SALES                                                                            8,005,006              7,716,962
                                                                                     --------------         -------------

       Gross Margin                                                                      4,161,086              3,369,654
                                                                                     -------------          -------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                                     2,154,713              1,816,441
    Research and development                                                               112,741                227,742
    General and administrative                                                           1,572,395              1,359,033
                                                                                     -------------          -------------

       Total operating costs and expenses                                                3,839,849              3,403,216
                                                                                     -------------          -------------

          Income (loss) from operations                                                    321,237                (33,562)
                                                                                     -------------          -------------

OTHER INCOME (EXPENSE), net:
    Interest expense (see Note 5)                                                       (1,138,378)              (332,861)
    Interest income                                                                          3,340                  8,650
    Other expense                                                                          (22,616)               (32,500)
    Other income                                                                                 -                606,555
                                                                                      -------------         -------------

       Total other income (expense), net                                                (1,157,654)               249,844
                                                                                      -------------         -------------

          Income (loss) before income tax provision                                       (836,417)               216,282

INCOME TAX PROVISION (see Note 3)                                                                -                   (500)
                                                                                      -------------         -------------

          Net income (loss)                                                          $    (836,417)         $     215,782
                                                                                      =============         =============

BASIC NET INCOME (LOSS) PER SHARE                                                    $        (.30)         $         .10
                                                                                      =============         =============

DILUTED NET INCOME (LOSS) PER SHARE (see Note 3)                                     $        (.30)         $         .08
                                                                                      =============         =============

WEIGHTED AVERAGE SHARES - BASIC                                                          2,790,252              2,219,096
                                                                                      =============         =============

WEIGHTED AVERAGE SHARES - DILUTED                                                        2,790,252              2,821,243
                                                                                      =============         =============






                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended         Nine Months Ended
                                                                                 September 30, 1998       September 30, 1997
                                                                                 ------------------       ------------------
                                                                              (Restated - see Note 2)

Increase (Decrease)in Cash and Cash Equivalents
-----------------------------------------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $   (836,417)           $    215,782
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                  359,723                 366,177
         Amortization of deferred loan costs                                             53,071                   3,906
         Non-cash interest expense on convertible debentures (see Note 5)               685,611                       -
         Loss (Gain) on sale of assets                                                   22,616                (402,361)
         Changes in assets and liabilities:
               Accounts receivable - trade                                             (708,311)               (970,364)
               Accounts receivable - other                                              426,131                    (532)
               Inventories                                                           (2,267,986)               (591,727)
               Prepaid expenses and other                                                30,534                (274,848)
               Accounts payable                                                         (82,998)                (32,433)
               Accounts payable - other                                                 (21,375)                      -
               Accrued expenses                                                          19,555                 567,901
               Accrued advertising                                                     (170,194)                (23,130)
               Accrued royalties                                                         51,052                  40,196
               Income tax payable                                                             -                    (100)
                                                                                    ------------            ------------
                  Net cash used in operating activities                              (2,438,988)             (1,101,533)
                                                                                    ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                                       48,006               1,196,687
  Receivable from related parties                                                             -                 295,419
  Purchase of property and equipment                                                   (376,195)               (423,384)
  Advance to third parties                                                                    -                 (60,000)
                                                                                    ------------            ------------
                  Net cash provided by (used in) investing activities                  (328,189)              1,008,722
                                                                                    ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                                          616,261                  29,260
  Debt issuance costs                                                                  (275,640)                      -
  Net borrowings (payments) on long-term debt                                          (749,944)                 66,103
  Principal payments on capital lease obligations                                       (12,476)                (33,800)
  Proceeds from capital addition (see Note 2)                                           580,000                       -
  Proceeds from the convertible debenture offering (see Note 5)                       1,500,000                       -
  Receipt of Treasury stock                                                                   -                (923,150)
  Proceeds from deposit for stock issuance (see Note 4)                                 940,000                       -
  Proceeds from stock sold pursuant to Regulation S offering                                  -               1,000,000
                                                                                    -----------             ------------
                  Net cash provided by financing activities                           2,598,201                 138,413
                                                                                    -----------             ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (168,976)                 45,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    332,894                 240,145
                                                                                    -----------             ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $   163,918             $   285,747
                                                                                    ============            ============

                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                  Nine Months Ended         Nine Months Ended
                                                                                 September 30, 1998        September 30, 1997
                                                                                 ------------------        ------------------
                                                                               (Restated - see Note 2)

    Cash paid for interest                                                            $ 422,140                  $ 332,861
                                                                                      =========                  =========

    Cash paid for income taxes                                                        $       -                  $     500
                                                                                      =========                  =========

    Debt issuance costs attributable to warrants to placement agent                   $ 385,062                  $       -
                                                                                      =========                  =========









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


(2)  RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

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


(2)  RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (Continued)

     The following table outlines the revisions to the previously reported condensed consolidated financial statements:

                                                                    Nine Months Ended
                                                                   September 31, 1998
                                                 --------------------------------------------------------
                                                             As Restated       As Previously Reported
                                                                        (Unaudited)
Product Revenue                                           $12,166,092                 $12,746,092

Gross profit                                                4,161,086                   4,741,086

Income from operations                                        321,237                     901,237

Loss from operations                                         (836,417)                   (256,417)

Net loss                                                     (836,417)                   (256,417)

Basic net loss per share                                        (0.30)                      (0.09)

Diluted net loss                                                (0.30)                      (0.09)



                                                                    Nine Months Ended
                                                                   September 31, 1998
                                                 --------------------------------------------------------
                                                             As Restated       As Previously Reported
                                                                        (Unaudited)
Accumulated deficit                                     $ 7,041,690                  $ 6,461,690

Total stockholders' equity                               (2,216,745)                  (1,636,745)




(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

     Effective January 1, 1998, the Company changed its method of determining the cost of inventory from last-in, first-out (LIFO) to first-in, first-out
(FIFO). Historically, the difference between the LIFO and current costs of inventories has been immaterial.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

     Inventories, consisting principally of telephone accessory, hardware/housewares, flashlights, telecommunication headsets, and other miscellaneous products sold to mass market merchandisers as of September 30, 1998 and December 31, 1997, respectively, are summarized as follows:

                                                                 September 30,         December 31,
                                                                      1998                 1997
                                                                -----------------    -----------------
                   Raw materials............................         $1,115,915            $ 831,483
                   Finished Goods...........................          3,674,220            1,690,666
                                                                =================    =================
                                                                     $4,790,135           $2,522,149
                                                                =================    =================


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

     A reconciliation between the basic and diluted weighted-average number of shares outstanding as of September 30, 1998 and 1997 is summarized as follows:

                                                                             September 30,
                                                                   ----------------------------------
                                                                          1998              1997
                                                                     ---------------    -------------
Basic weighted average number of common shares...................         2,790,252        2,219,096
Weighted average number of common stock options..................                 -          602,147
                                                                     ===============    =============
       Diluted weighted average number of shares..................        2,790,252        2,821,243
                                                                     ===============    =============

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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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


(4)  STOCKHOLDERS' EQUITY

     As of September 30, 1998, $940,000 in funds, which is included in accounts payable-other in the accompanying condensed balance sheet, has been received as a deposit for stock issuance.

     On June 16, 1998, Canaccord Capital Corporation ("Canaccord"), a Canadian broker/dealer, filed an action against the Company in the U.S. District Court in Salt Lake City, Utah. The action seeks an order compelling the issuance of 125,000 shares of Dynatec stock. Canaccord and the Company agree that the Company, or its transfer agent, had erroneously over-issued shares of stock to Canaccord in early 1997. In September 1997, Canaccord tendered certificates for other shares in acknowledgment of a separate over-issuance. Management of the Company believed that an additional 125,000 shares had been over issued. The disputed certificate was subsequently returned to the transfer agent and canceled under the direction of the Board of Directors of the Company. This action was taken by the Company based upon the understanding of management that the entity believed by the Company to be holding the beneficial interest in the certificate had not paid for the shares, and was not a holder in due course or a "protected person" under applicable Uniform Commercial Code provisions. On August 3, 1998, the Court entered an order granting the preliminary injunction in favor of Canaccord and compelling the issuance of a stock certificate to Canaccord's designee for the disputed 125,000 shares of stock. If one of the other entities now named in the litigation should subsequently establish a right to the issuance of 125,000 shares of the stock of the Company, Dynatec may be required to issue additional shares. Related to the forgoing litigation, a claim for an additional 125,000 shares of the stock of the Company had been made by Katori Consultants, Ltd., a Philippines corporation. The answer and third party complaint of Dynatec named Katori Consultants, Ltd. As a third party defendant so that such additional claim could be addressed as part of the single legal action. On October 21, 1998, Katori Consultants, Ltd. Gave written notice to Dynatec that it relinquished any claim to additional shares of common stock of the Company. Dynatec intends to continue to pursue its claim for damages and declaratory relief in this litigation (see Part II - Other Information; Item 1. "Legal Proceedings").

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)


(5)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

     On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of Convertible Debentures (the "Convertible Debentures") in the face amount of $1,500,000. The Convertible Debentures are convertible into common stock of the Company at the lesser of: (i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Equity Line-of-Credit", collectively referred to herein as the "Credit Agreement") between the Company and a group of five investors which have not previously been shareholders of the Company. In addition, under the Equity Line-of-Credit, the Company can use a "put" mechanism to periodically draw down up to $10,000,000. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn in increments of not less than $50,000 in exchange for common stock of the Company issued at 80 percent of the average of the three lowest bid prices during a six day valuation period consisting of three days prior to the put and ending two days after the put date. The put mechanism cannot be utilized until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares, the Company will issue an additional $500,000 of Convertible Debenture.

     In connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants have been issued as Series A and Series B as follows:

                                                                      Placement           Exercise
                                                 Investors              Agent              Price
                                              -----------------    ----------------    ---------------
   Series A Warrants.......................       150,000              150,000             $6.50
   Series B Warrants.......................       150,000              300,000             $7.15

     The Company must issue an additional 50,000 Series A warrants each to both the placement agent and the investors upon the issuance of an additional $500,000 of Convertible Debentures. One-sixth of the market value of the Series A and B warrants was allocated to the Convertible Debentures and five-sixths was allocated to the Equity Line-of-Credit. This allocation was based on the relative notional amounts of the two elements of the Credit Agreement. The value of the warrants issued to the investors has been written off as a one-time, non-cash debt issuance cost, as the warrants are immediately exercisable. The value of the warrants issued to the placement agent and allocated to the debentures is being amortized over the 36 month life of the Convertible Debentures. In addition, because the Convertible Debentures are convertible at a 25 percent discount from the market value, an additional $500,000 representing the intrinsic value of the beneficial conversion premium was written off as a non-cash expense for the second quarter of 1998. These non-cash charges for the market value of the warrants are included with interest expense in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998, respectively. The market value of the warrants issued to the investors in connection with the additional $500,000 of Convertible Debentures will be charged to operations at the time of issuance.

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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)

(5)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT (Continued)

     In the event that the registration statement for the shares underlying the Credit Agreement is not effective with the SEC within 90 days of the closing date, liquidated damages are assessed against the Company at the rate of two percent of the purchase price of the Convertible Debentures for the first thirty-day period beyond the original 90 days and three percent of the purchase price of the Convertible Debentures (pro rated on a daily basis) for each thirty-day period thereafter. As of November 11, 1998, the registration statement had not yet become effective. As a result the Company has paid $30,000 and accrued $30,000 in liquidated damages.


(6)  OTHER

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

                                       For the Three Months Ended          For the Nine Months Ended
                                   --------------------------------    ---------------------------------
                                                             % OF                                  % OF
                                                              CHG                                   CHG
                                                             FROM                                  FROM
                                     SEPTEMBER  SEPTEMBER   1997 TO      SEPTEMBER   SEPTEMBER   1997 TO
                                     30,1998    30, 1997     1998        30,1998     30, 1997      1998
                                   -----------------------  -------    ------------------------  -------
                                                                       (Restated -
                                                                       see Note 2)
  Unaudited Statement of
  Operations Data:
         Product sales.............   $4,382,000  $5,041,000 (13.1)%     $12,166,000 $11,087,000  9.7 %
         Cost of sales.............    2,978,000   3,593,000 (17.1)        8,005,000   7,717,000  3.7
                                      ---------- -----------            ------------ -----------

                 Gross margin......    1,404,000   1,448,000  (3.0)        4,161,000   3,370,000  23.5
                                      ---------- -----------            ------------ -----------

  Operating Costs and Expenses:
         Selling expenses..........      773,000     697,000  10.9         2,155,000   1,816,000  18.7
         Research and development..       28,000      60,000 (53.3)          113,000     228,000 (50.4)
         General and administrative      618,000     433,000  42.8         1,572,000   1,359,000  15.7
                                      ---------- -----------            ------------ -----------
               Total operating costs
                 and Expenses......    1,419,000   1,190,000  19.2         3,840,000   3,403,000  12.8
                                      ---------- -----------            ------------ -----------
  Other Income (Expense), net:
         Interest expense..........     (244,000)   (109,000)123.8        (1,138,000)   (333,000) 241.7
                                      ---------- -----------            ------------ -----------
         Interest income...........            -       3,000     -             3,000       9,000  (61.4)
                                      ---------- -----------            ------------ -----------
         Other (expense)...........       (1,000)    (19,000)(94.7)          (23,000)    (33,000) (30.3)
                                      ---------- -----------            ------------ -----------
         Other income..............            -     516,000     -                 -     607,000      -
                                      ---------- -----------            ------------ -----------
          Net income (loss).........  $ (260,000) $  649,000(140.0)%      $ (836,000) $  217,000 (485.3)%
                                      ========== ===========            ============ ===========

  Unaudited Supplemental Information:

  Revenue by product line type:
      Telephone accessories........   $1,547,000  $1,760,000 (12.1)%      $4,773,000  $4,607,000   3.6 %
       Hardware/housewares.........    1,276,000     811,000  57.4         3,311,000   2,528,000  31.0
       Mass market.................    1,023,000   2,217,000 (53.8)        1,854,000   3,050,000 (39.2)
         Flashlights...............      202,000     203,000  (0.5)          838,000     608,000  37.8
         Telecommunication headsets      308,000       5,000 642.2         1,204,000       5,000  23,890.0
       Other revenue...............       26,000      45,000 (42.2)          186,000     289,000 (35.6)
           Total product              ---------- -----------              ---------- -----------
          sales and other..........   $4,382,000  $5,041,000 (13.1)%     $12,166,000 $11,087,000   9.7 %
                                      ==========  ==========             =========== ===========



     The following are explanations of significant period to period changes for the three months ended September 30, 1998 and 1997:


Revenues

     Total Product Sales. Total product sales decreased by $659,000, or 13.1%, from $5,041,000 to $4,382,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

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

     Interest Income. Interest income decreased $3,000, from $3,000 to $-0- for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

     Other Income. Other income decreased $516,000, from $516,000 to $-0- for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This decrease is primarily the result of the Company recognizing a gain on the sale of assets during the three months ended September 30, 1997 that did not recur in 1998.

     Net (Loss) Income. Net income decreased by $909,000, or 140.0%, from $649,000 to a loss of $260,000 for the three months ended September 30, 1998 compared to the three months ended September 30 due to a combination of the factors described above.


     The following are explanations of significant period to period changes for the nine months ended September 30, 1998 and 1997:


Revenues

     Total Product Sales. Total product sales increased by $1,079,000, or 9.7%, from $11,087,000 to $12,166,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

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

     Other Revenue. Other revenue decreased $103,000, or 35.6%, from $289,000 to $186,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The decrease in other revenue was primarily attributable to a decline in other miscellaneous products sold by the Company.

Operating Costs and Expenses

     Selling Expenses. Selling expenses increased $339,000, or 18.7%, from $1,816,000 to $2,155,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in selling expenses was primarily attributable to an increase in advertising expense of approximately $188,000, related to the Company securing pages in several office products providers' catalogues. In addition, the Company experienced an increase of approximately $136,000 in the cost of shipping products to its customers, and is addressing this issue by sourcing competitive bids from other carriers. These increases were partially offset by a decrease of approximately $44,000 in travel and entertainment expense.

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

     Interest Expense. Interest expense increased $805,000, or 241.7%, from $333,000 to $1,138,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was primarily related to the recognition of a one-time, non-cash charge for the fair value of common stock warrants and a beneficial conversion premium, totaling $500,000 and $137,000, respectively, both associated with the issuance of a $1,500,000 Convertible Debenture in May, 1998. Additionally, normal non-cash interest was recognized on the debenture, as well as the amortization of the fair value of other common stock warrants issued in connection with the debt.

     Interest Income. Interest income decreased $6,000, or 66.7%, from $9,000 to $3,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

     Other Income. Other income decreased $607,000, from $607,000 to $-0- for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This decrease is primarily the result of the Company recognizing a gain on the sale of assets during the nine months ended September 30, 1997 that did not recur in 1998.

     Net Income (Loss). The net income decreased by $1,053,000, or 485.3%, from $216,000 to a loss of $836,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to a combination of the factors described above.


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

     On May 22, 1998, the Company closed a transaction that has provided net capital proceeds of $1,335,000. These funds have been raised pursuant to the sale by the Company of Convertible Debentures in the face amount of $1,500,000. The Convertible Debentures are convertible into common stock of the Company at the lesser of: (i) seventy five percent of the average of the three lowest closing bid prices of the Common Stock during the ten day trading period immediately preceding the conversion date or (ii) one hundred percent of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction has been accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five investors which have not previously been shareholders of the Company. In addition, the Company can use a "put" mechanism to periodically draw down up to $10,000,000. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn in increments of not less than $50,000 in exchange for common stock of the Company issued at 80 percent of the average of the three lowest bid prices during the six day valuation period consisting of three days prior to the put and ending two days after the put date. The put mechanism cannot be utilized until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be purchased pursuant to the convertible debentures, the Company must issue an additional $500,000 of Convertible Debentures (see Note 4 to the financial statements).

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


     September 30, 1998 Compared to December 31, 1997

     As of September 30, 1998, the Company had liquid assets (cash and cash equivalents, accounts receivable - trade and other) of $2,422,000, an increase of 5.1%, or $118,000, from December 31, 1997 when liquid assets were $2,304,000. Cash decreased $169,000, or 50.8%, to $164,000 at September 30, 1998 from $333,000 at December 31, 1997. This decrease in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general purpose use. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are made the monies collected are swept, daily, and re-applied against outstanding draws. Accounts receivable - trade increased $708,000, or 45.7%, to $2,258,000 at September 30, 1998 from $1,550,000 at December 31, 1997. This increase is primarily the result of increased sales during September 1998, offset in part by improved collections. Accounts receivable - other decreased $426,000 to $-0- at September 30, 1998. This decrease is primarily the result of the Company receiving payment for the sale of land held by the Company.

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

     The Company used cash of $2,439,000 from operating activities during the nine months ended September 30, 1998, primarily from increased inventory levels relating to deferred crayon orders to Dolgencorp, Inc. and the Company's telephone headset and flashlight businesses.

     The Company used cash of $328,000 from investing activities during the nine months ended September 30, 1998, primarily for capital expenditures relating to the Company's new accounting and material resource planning integrated software system implemented in early 1998.

     The Company provided $2,598,000 of cash from financing activities during the nine months ended September 30, 1998, due in part to the Convertible Debenture offering in May 1998, as well as borrowings under the Company's revolving line-of-credit, less payments made on long-term debt during the period.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




DYNATEC INTERNATIONAL, INC.



/s/Frederick W. Volcansek, Sr.               March 31, 1999
------------------------------               --------------
   Frederick W. Volcansek, Sr.                   Date
   Chairman & CEO



/s/Paul A. Boyer                             March 31, 1999
------------------------------               --------------
   Paul A. Boyer                                 Date
   Senior Vice President & CFO