Form 10KSB
period 1998-12-31
DYNATEC INTERNATIONAL INC
filed 1999-03-31
CIK 752208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1998                  or

[    ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the transition period from       to

Commission File Number:    0-12806

                          DYNATEC INTERNATIONAL, INC.
               (Exact name of registrant specified in its charter)

            UTAH                                           87-0367267
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization)

        3820 Great Lakes Drive
          Salt Lake City, Utah                                84120
---------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (801) 973-9500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $0.01 per share)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Registrant's   revenues   for  the  year  ended   December  31,  1998  were
$16,578,694.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask price of the Common Stock on March 16, 1999 as reported on The Nasdaq Stock Market (R), was $7,850,388.

     The Company had 3,300,112 shares of common stock outstanding at March 16, 1999.

     Transitional small business disclosure format. Yes X No

                               TABLE OF CONTENTS

PART I.

Item 1.   Description of Business..........................................

Item 2.   Description of Property..........................................

Item 3.   Legal Proceedings................................................


PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.........

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................

Item 7.   Financial Statements.............................................

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................

PART III.

Item 9.   Directors and Executive Officers, Compliance with Section 16(a)
          of the Exchange Act..............................................

Item 10.  Executive Compensation...........................................

Item 11.  Security Ownership of Certain Beneficial Owners and Management...

Item 12.  Certain Relationships and Related Transactions...................

Item 13.  Exhibits and Reports on Form 8-K.................................

                                     PART I

Item 1.   Business

General

         Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a Salt Lake City, Utah based manufacturer and distributor of consumer products. The Company has four wholly owned subsidiaries: Softalk, Inc., Arnco Marketing, Inc., Nordic Technologies, Inc. and SofTalk
Communications, Inc. During the year ended December 31, 1998, the Company conducted most of its operations through its subsidiaries.

         The Company is engaged primarily in the manufacture and distribution of the following consumer product lines: telecommunication headsets and amplifiers and other telephone accessories, home storage and organization and premium flashlights. The Company also from time to time distributes other miscellaneous products sold to mass market merchandisers. For information about the Company's industry segments and operations in different geographical areas, see Note 11 to the Company's consolidated financial statements, entitled "Business Segment Information."

Seasonality

         The Company's business is seasonal. The Company typically experiences its highest sales volume in the fourth quarter of each year as a result of the retail environment in which most of its customers conduct business. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers. Accordingly, the fourth quarter is a key determinate to overall profitability for the year.

Telecommunication Headsets and Amplifiers and Telephone Accessories

         Historically, the manufacture and distribution of telephone accessories have been the principal source of revenues for the Company. The Company's lead product in this line has been a group of soft plastic shoulder rests that are attached to a telephone handset by use of a proprietary adhesive strip manufactured for the Company by 3M. These products are designed to ease neck strain suffered by people who, needing both hands free while they talk on the telephone, hold the handset between their ear and shoulder by bending their neck toward their shoulder. These telephone shoulder rest products are currently manufactured and distributed by the Company under the trade names of "Softalk
(R)", "Mini-Softalk (TM) ", "Softalk II" and "Universal Phone Rest", and are available in a variety of colors, sizes and styles. The Company owns or licenses the patent rights used in the manufacture of the Softalk product line, and manufactures these products at its Salt Lake City, Utah headquarters.

         The Company's telephone accessory product line also includes "Twisstop" and "Cord Manager" products. The Twisstop product is a plastic connector that plugs into a telephone handset and allows the telephone cord to twist around the axis of the connector to the effect that the telephone cord does not become tangled. The Cord Manager product is a disk-shaped device approximately two inches in diameter that plugs into a telephone handset. Coiled inside the Cord Manager is telephone cord of approximately 25 feet in length. The product is designed to allow the telephone user to have the benefit of a relatively long telephone cord, but avoid the hassles associated with a normal cord of such length.

         The Company has invested significant capital in research and development ("R&D") in developing a new line of telephone and computer headset amplifiers and headset telephones. These products are designed to supplement or replace traditional telephone handsets allowing increased flexibility for the user, particularly users who can benefit from having their hands free while they use the telephone. Such products currently are distributed by the Company under the trade names of "Tele-Link (TM)", "Computer-Link (TM)", "Power-Link (TM)", and "Power Phone (TM)". These products were launched during the fourth quarter of 1997.

         For the year ended December 31, 1998, revenues from the telephone accessories product line accounted for 46.1% of the Company's total revenues and 42.2% of total revenues for the year ended December 31, 1997. Major customers for this product line include United Stationers, Lucent Technologies, Boise Cascade, Radio Shack, Staples, Gemini Industries and Corporate Express. In addition, the Company has secured pages in several catalogues of major providers for various office products for all of these types of products, which pages began circulating during the third and fourth quarters of 1998 and will continue for the 1999 year.

Home Storage and Organization

         The Company's home storage and organization product line includes the following products:

>>       "Expand-A-Shelf"                >>       "The Wedge"
>>       "Mini Expand-A-Shelf"           >>       "Super Wedge"
>>       "Mega Expand-A-Shelf"           >>       "Medicine Cabinet Organizer"
>>       "Expandable Book Shelf"         >>       "Drawer Organizer"
>>       "Sofstop"                       >>       "Freedom Hanger"
>>       "Cover-Up"                      >>       "Expand-A-Drawer"
>>       "Hide It"                       >>       "Easy Reach Roll-Out" shelves
>>       "Expanding-Roll-Out"

         These products are designed to promote convenience and comfort in the home by helping people take better advantage of limited space by organizing drawers, closets and shelves and providing other useful home products such as door stops. The products in this line are typically custom manufactured for Dynatec by offshore, nonaffiliated manufacturers using proprietary third party designs that the Company licenses.

         For the year ended December 31, 1998, the home storage and organization product line accounted for 28.4% of the Company's total revenues, compared to 25.4% of Company revenues for the year ended December 31, 1997. These products generally are distributed directly to retail stores, distributors, and catalogs including National Manufacturing, Lechters, Container Store, Sams Club, Walmart, Target, Bed Bath & Beyond and others.

Flashlights

         In December 1996, Dynatec acquired substantially all of the assets of Nordic Lights, Inc., a Texas corporation. Prior to the acquisition, Nordic Lites was engaged in the business of manufacturing and distributing a line of battery-powered flashlight products. The Company transferred the assets acquired from Nordic Lites to a wholly owned subsidiary of the Company, Nordic Technologies, Inc., a Utah corporation ("Nordic Technologies"), which continues to operate Dynatec's flashlight business. Nordic Technologies manufactures and markets a broad range of specialty and premium flashlight products and accessories under the trademark "Nordic Lites." These products include water and impact resistant aluminum flashlights that operate on "AA", "C" and "D" batteries, specialty flashlights that have such features as focusable beams and flexible handles, and ordinary plastic flashlights. In 1998, the Company began offering flashlight packages containing multiple flashlights and related accessories bundled together in a convenient storage and display container. These package units are being marketed to major retailers and warehouse shopping customers. Major customers for the flashlight products include Giga, Inc. (U.S. military procurement) and Dixie Electric Supply Corp.

         In July 1997, the Company sold the assets located at the Ft. Worth, Texas facility at which Nordic Lites had operated in favor of more economical and efficient manufacturing relationships with Asian sources. Presently, although the Company does some packaging of its flashlight products, all manufacturing is sourced from third parties. Sales of flashlight products for the year ended December 31, 1998 amounted to $989,000 or 6.0% of the Company's total revenues and 6.1% of revenues for the year ended December 31, 1997.

Miscellaneous/Mass Market

         Miscellaneous products the Company has offered from time to time have included the "Softalk Erasable Board", a soft wipe erasable planning board for office and personal use, product packaging for AT&T and the Fuji Novel Battery Line. The miscellaneous product segment accounted for less than one percent of the Company's revenues for the year ended December 31, 1997.

         Additionally, the Company sells commodity type products to national mass-market merchandisers, such as Dolgencorp, Inc. Such products have included single-use cameras, audiocassette tapes, three piece flashlights, and disposable lighters, all of which products were distributed to Dolgencorp. Sales for these types of products accounted for 19.6% and 26.3% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively.

Subsidiaries of the Company

         During the year ended December 31, 1998, the Company conducted most of its operations through its subsidiaries. The name of each of the Company's subsidiaries, the date of organization and the date of acquisition by the Company is set forth in the following table. Dynatec owns 100% of the voting and other equity securities of each of its subsidiaries.

                                                              Date                      Date Acquired
                       Subsidiary                          Organized                      By Company
         ----------------------------------------    -----------------------    -------------------------------
         Softalk, Inc. (1)                                  7/15/82                        4/18/83
         Arnco Marketing, Inc. (2)                          7/22/86                        9/30/91
         Nordic Technologies, Inc. (3)                     10/25/96                       10/25/96
         SofTalk Communications, Inc. (4)                  12/23/96                       12/23/96

         (1) Engaged in the manufacturing, sourcing and distribution of the telephone accessory, hardware/housewares, and mass market products of the Company.
         (2) Arnco Marketing imports and markets Twisstop to SofTalk and others under a license agreement with Recoton Inc.
         (3) Involved in the research, development and marketing of flashlight products.
         (4) Engaged in the research, development and marketing of telecommunications products.

Raw Material and Supplies

         The Company uses a premixed plastisol to manufacture the Softalk, Mini Softalk, Universal Phone Rest, Sofstop, and Softalk II products. "Plastisol" is a generic term for the petroleum based raw material from which the vinyl substance forming the Softalk products is manufactured.

         Other than the Softalk products, the Company's products are purchased in finished form and packaged according to Dynatec's specifications by the supplier. In some cases, Dynatec purchases finished product and packages the product for distribution at its Salt Lake City headquarters. The Company, to date, has relied upon approximately fifteen primary suppliers for plastic and other materials ordered to specification for its assembly, manufacturing, and marketing processes. The Company has not experienced any shortage of plastic products or of plastisol in the past year, and does not anticipate any shortage in the future. The Company anticipates usual, inflationary increases in the price of plastic products, freight, and packaging in 1999. The Company anticipates that these usual, inflationary increases will not materially impact the results of operations for the year ended 1999, although there can be no assurance that the Company will not encounter raw material or other manufacturing delays, price increases or shortages, any of which could adversely affect the Company's financial condition and operations. With respect to finished products the Company purchases from domestic or foreign manufacturers, which products constitute the majority of the Company's business, the Company's suppliers have demonstrated continued dependability in supplying quality product in a timely manner. Moreover, the Company believes that the third party manufacturers it uses to produce its products could be readily replaced if necessary.

Trademarks and Patents

     The Company currently owns or licenses the following U.S. and foreign trademarks.

--------------------------------------------------------------------------------------------------------------------

Trademarks
--------------------------------------------------------------------------------------------------------------------
                                                                                                     Year of
                                                                                                    Trademark
           Product                                                             Trademark           Expiration
                                                Country                      Granted/Filed         or Renewal
--------------------------------------------------------------------------------------------------------------------
     Softalk                                    U.S.A.                                            Each 10 Years
                                                Canada                         02/05/81           Each 15 Years
     Mini-Softalk                               U.S.A.                                            Each 10 Years
     Sofstop                                    U.S.A.                         08/04/92           Each 10 Years
     The Wedge                                  U.S.A.                         10/20/92           Each 10 Years
     Wall Saver                                 U.S.A.                         07/15/97           Each 10 Years
     Expand-A-Shelf                             U.S.A.                         08/24/95              Pending
     Phoneworks & Design                        U.S.A.                         05/10/96              Pending
     Audioworks & Design                        U.S.A.                         05/10/96              Pending
     Videoworks & Design                        U.S.A.                         05/10/96              Pending
     Easy Reach                                 U.S.A.                         11/17/98           Each 10 Years
     Tele Link                                  U.S.A.                         04/10/97              Pending
     Computer Link                              U.S.A.                         04/10/97              Pending
     Power Link                                 U.S.A.                         04/10/97              Pending
     Pace Setter                                U.S.A.                         04/10/97              Pending
     Power Phone                                U.S.A.                         04/10/97              Pending

     Smart Sound                                U.S.A.                         04/10/97              Pending
     Softalk Design (Shape)                     U.S.A.                         04/09/96           Each 10 Years
     Mini Softalk Design (Shape)                U.S.A.                         05/21/96           Each 10 Years
     Cord Manager                               U.S.A.                         09/16/97           Each 10 Years
                                                Canada                         10/27/97           Each 15 Years
                                                European Community             08/31/98           Each 8 Years
                                                Japan                          08/07/98           Each 10 Years
     Home Organization                          U.S.A.                         07/23/97              Pending
     NordicLite                                 U.S.A.                         04/03/96              Pending
     Nordic Helmet Design                       U.S.A.                         07/05/97           Each 10 Years
     Smoke Cutter                               U.S.A.                         12/23/97           Each 10 Years
     Nite-Site-Lite                             U.S.A.                         04/25/97           Each 10 Years
     Zoom Switch                                U.S.A.                         08/19/96              Pending
     See It, Find It, Get It                    U.S.A.                         05/11/98              Pending
     Expand-A-Drawer (Design)                   U.S.A.                         04/17/98              Pending
     Color Splash                               U.S.A.                         04/17/98              Pending
     Softalk                                    U.S.A.                         04/17/98              Pending



     The Company owns or licenses the following U.S. and foreign patents.


Patents                                                                                              Year of
                                                                                                     Patent
                                                                                Patent             Expiration
Product                                         Country                      Granted/Filed         or Renewal
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     Universal Softalk                          U.S.A.                         09/06/94               2008
     Softalk II                                 U.S.A.                         02/11/92               2006
     Expand-A-Drawer                            U.S.A.                         04/14/98               2016
     Easy Reach Roll-Out                        U.S.A.                         08/01/97              Pending
     Expand-A-Shelf, Book Edition               U.S.A.                         06/25/96               2010
     Door Protector                             U.S.A.                         02/18/97               2013
     Interchangeable Doorstop                   U.S.A.                         02/18/97               2015
     Zoom Light                                 U.S.A.                         10/27/98               2016
     Slide Focus Flashlight                     U.S.A.                         02/02/99               2016
     Switch w/Spare Bulb Carrier                U.S.A.                         11/14/89               2009
     Flashlight w/Switch Assembly               U.S.A.                         06/27/89               2007
     Flashlight w/Nite-Site-Lite                U.S.A.                         05/07/91               2009
     Cord Manager                               U.S.A.                         02/17/98               2016
     Medicine Cabinet Organizer                 U.S.A.                         07/15/93              Pending
     Spring Wedge                               U.S.A.                         12/11/90               2007
     Expand-A-Drawer Continued                  U.S.A.                         03/17/98              Pending
     Expand-A-Drawer                            Canada                         02/19/98              Pending
     Mini Softalk                               U.S.A.                         02/11/92               2006
     Combination Flashlight & Area Lights       U.S.A.                         01/29/99              Pending
     Magnetic Door Stop & Holder                U.S.A.                         05/16/93               2011
     Cover Up                                   U.S.A.                         03/03/87               2001



Inventory Supply and Backlog Orders

         The Company has followed a standard policy of shipping within 24 hours of receipt of payment on orders, or within 48 hours of orders on approved credit lines with the exception of large home storage and organization orders, which are filled within two to four weeks. The Company has been able to ship within the foregoing guidelines on almost all occasions. The Company keeps an inventory of approximately two months of all products in order to meet the shipping policy. Nevertheless, the Company may from time to time need to backorder certain items.

Major Customers

Telecommunication Headsets and Amplifiers and Telephone Accessories

         For the year ended December 31, 1998, 42.0% of the Company's telephone headset products were distributed through Lucent Technologies/Phillips Consumer Communications, whose headquarters are at P.O. Box 295 Parisippany, NJ 07054. Another 17.0% of telephone headset products were distributed through United Stationers, whose headquarters are at 2200 E. Golf Road, Des Plaines, IL 60016.

     For the year ended December 31, 1998, 16.5% of the telephone accessory products were distributed through sales to United Stationers. Another 13.0% of sales in this product line were to Boise Cascade, whose headquarters are at 800 West Bryn Mawr Road, Itasca, IL 60143. S.P. Richards, whose headquarters are at P.O. Box 1266, Smyrna, GA 30081, accounted for another 12.7% of sales of telephone accessory products.

Home Storage and Organization

     For the year ended December 31, 1998, 12.8% of the home storage and organization products were distributed through Target Stores, whose headquarters are at 33 South 6th Street, P.O. Box 1392, Minneapolis, MN 55440. Another 10.9% of these products were distributed to National Manufacturing, whose headquarters are at 1 First Avenue, Sterling IL 61081. An additional 10.4% of the home storage and organization products sales were to Wal-Mart, whose headquarters are at 702 S.W. 8th Street, Bentonville, AR 72716. Bed, Bath and Beyond, whose headquarters are at 110 Bi-County Blvd., Suite 114, Farmingdale, NY 11735, accounted for another 10.2% of the distribution of houseware/hardware products.

Flashlights

     For the year ended December 31, 1998, 38.3% of the flashlight products were distributed through Giga, Inc. whose headquarters are at P.O. Box 4265, Macon, GA 31208. Another 12.4% of the flashlight products sales were to Dixie Electric Supply Corp., whose headquarters are at P.O. Box 6522, Richmond, VA 23230.

Miscellaneous/Mass Market

     Dolgencorp, Inc. whose headquarters are at 427 Beech Street, Scottsville, KY 42164, accounted for substantially all of the Company's mass-market revenues of $3,246,000 for the year ended December 31, 1998.

     Dolgencorp, Inc. was the only customer that accounted for more than 10% of the total Company revenues. The loss of a single customer in any of the other product lines of the Company would not have a significant adverse effect on the Company's overall financial condition and operations.

Competitive Conditions in the Market

     The Company believes that it is engaged in highly competitive market segments for each of its products. The Company bases this conclusion on the fact that the generic design or function of the telephone accessory products could probably be functionally replicated without any great difficulty. Further, many of the other products of the Company involve relatively easy assembly processes which would allow for ease of entry into the marketplace by competitors.

     The doorstop products, which are marketed as part of the home organization product line, as with other hardware items, experience significant competition with numerous other doorstop products, but are substantially different than traditional doorstops. Competition with this product is largely on the basis of price, although it is believed that the Company's products are competitively priced. The majority of the other products could be easily replicated, although the mold costs for such products could be substantial. The Company also has legal protection on various products in the forms of various trademarks and patents.

     The Company believes that both the flashlight and telephonic headset markets are also very competitive. However, the Company believes that its proprietary rights for both flashlights and headsets, as well as the innovative features of those products, enable the Company to compete in each of these markets.

Environmental Regulation

         The Company believes that it is in compliance with all environmental quality regulations pertaining to such matters as emission, waste disposal, safety equipment, and like procedures. The Company further believes that it is exempted from specific Environmental Protection Agency requirements or regulations as to its manufacturing and distribution of products. The Company believes it is in compliance with all state and local environmental statutes. The Company also believes that it is in compliance with all Occupational, Safety, and Health Administration standards in its work place.

Employees

         The Company employs a full-time executive, sales, administrative and clerical staff of 28 people. The Company also has an average monthly assembly, warehouse and distribution staff of approximately 45 people. The number of assembly, warehouse and distribution employees is subject to adjustment based upon production demand, and ranged from a high of approximately 56 employees to a low of approximately 45 employees during the year ended December 31, 1998.


Item 2.   Properties

         The Company owns and occupies the building located at 3820 Great Lakes Drive, Salt Lake City, Utah 84120, at which its corporate headquarters, manufacturing and warehouse operations are housed. This facility was built in 1996 on property purchased by the Company for that purpose. The Company's facility has approximately 54,000 square feet of which approximately 6,000 square feet (11%) is used for office and administrative purposes, and 48,000 square feet (89%) is used for manufacturing, assembly and warehouse area.


Item 3.   Legal Proceedings

         On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999. Alpha Tech is in the process of transferring the Company's stock transfer records to American Stock Transfer, New York, New York. The complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech has not yet served the complaint; the Company learned about the complaint through an unrelated third party. The Company has demanded that Alpha Tech voluntarily dismiss the complaint. In any event, the Company disputes the claims of Alpha Tech's complaint. If the complaint is not voluntarily dismissed and process is served, the Company intends to vigorously defend the suit.

         On February 22, 1999, the Company received a demand letter from counsel for Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"). In the letter, Mag accuses the Company of infringing certain of Mag's patents and committing false advertising and unfair competition. Attached to the demand letter was a copy of a complaint filed in the U.S. District Court for the Central District of California on February 19, 1999. The complaint alleges that the Company has infringed three patents owned by Mag, and seeks (i) an order enjoining the Company from infringing Mag's patents, (ii) the delivery to the Court of all flashlights which infringe Mag's patents, (iii) that the Company identify all entities who have purchased, distributed or sold any infringing products, (iv) that the Company deliver to the Court all documents reflecting or relating to the purchase, sale or distribution of any flashlights which infringe Mag's patents, (v) money damages sustained by Mag by reason of the alleged patent infringement, including interest, costs, and attorney's fees. The demand letter specified that the complaint was filed as a "precaution," and that Mag will refrain from serving the complaint on the Company pending the receipt of certain assurances from the Company. The Company has engaged patent litigation counsel and commenced its preliminary assessment of the claims asserted contained in the complaint.

         The Company is a party to pending litigation with a Canadian brokerage firm captioned as Canaccord Capital Corporation ("Canaccord") vs. Dynatec International, Inc., Civil No. 2:98-cv-420C, and filed in the United States District Court for the District of Utah. Canaccord initially sued seeking injunctive relief and money damages stemming from the Company's allegedly wrongful cancellation of 125,000 shares of the Company's common stock in January 1998. Canaccord claimed that it suffered damage from a market shortage and deficiency to various accounts which had previously been sold by Canaccord as a result of the allegedly wrongful cancellation of shares. On July 17, 1998, the District Court entered a preliminary injunction requiring the Company to reissue 125,000 shares in the name of CEDE & Company, as the market clearing house, to replace the alleged market shortage. The court preserved Canaccord's remaining claims for money damages and the return of an additional block of shares alleged to have been wrongfully cancelled, which are still pending. The Company has named various third party defendants to whom it believes the shares may have been improperly issued and is seeking either recovery of the shares or the recovery of damages. At present, the Company is engaged in negotiations with representatives of various of the third parties and Canaccord, and believes that a resolution of the outstanding claims, in whole or in part, will be reached. Related to the Canaccord litigation, a claim for an additional 125,000 shares of the stock of the Company had been made by Katori Consultants, Ltd., a Philippines corporation. The answer and third party complaint of Dynatec named Katori Consultants, Ltd. as a third party defendant so that such additional claim could be addressed as part of the Canaccord legal action. On October 21, 1998, Katori Consultants, Ltd. gave written notice to Dynatec that it relinquished any claim to additional shares of common stock of the Company.

         On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the later part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of December 31, 1998, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

         On February 12, 1998, Fuji Corporation filed a claim with the International Trade Commission seeking a cease and desist order against approximately 30 entities. Fuji sought to enlist the aid of the U.S. Customs Department in preventing the importation of single-use cameras which are manufactured by any of the defendant entities and which infringe the patents of Fuji. The Company does not manufacture single-use cameras, but previously has distributed single-use cameras which have been refurbished and reloaded in mainland China. The Company was therefore involved in the Fuji proceeding. The Company engaged intellectual property counsel and vigorously defended its position until December 1998, when the Company sold its remaining inventory of single-use cameras to another entity. In connection with that sale, any liability of the Company in connection with the Fuji proceeding, including the costs of further defending the action, were assumed by the purchaser of the Company's single-use camera inventory.

         In July 1997, the market price of the Company's common stock dropped rapidly and dramatically. Thereafter, the Nasdaq Stock Market commenced and informal inquiry into market activities and transactions by the Company. The Company cooperated with that inquiry and, on January 13, 1999, the Nasdaq Stock Market notified the Company that the informal review was terminated.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters


     Market Information and Number of Stockholders. The Company's common stock is listed on The Nasdaq SmallCap Market under the symbol "DYNX". As of December 31, 1998 there were 1,265 shareholders of the Company's common stock and 2,891,627 shares of common stock were outstanding.

     Price Range of Common Stock. The following table sets forth the high and low sale prices of the Company's common stock as reported by the Nasdaq SmallCap Market during the indicated periods. The referenced quotations do not reflect inter-dealer prices, dealer retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                             PRICE RANGE OF COMMON STOCK

                         Quarter & Year         Market High           Market Low
                         --------------         -----------           ----------
                            1st 1997               $5.75                $2.63

                            2nd 1997               $11.00               $5.75

                            3rd 1997               $10.69               $4.00

                            4th 1997               $8.81                $4.50

                            1st 1998               $7.88                $6.06

                            2nd 1998               $8.25                $4.75

                            3rd 1998               $6.25                $2.25

                            4th 1998               $5.75                $1.38


     Dividends. During the year ended December 31, 1998, the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the twelve month periods ended December 31, 1998 and 1997, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                            For the Year Ended
                                    ------------------------------------
                                                                % OF
                                                                 CHG
                                                                FROM
                                     DECEMBER     DECEMBER     1997 TO
                                     31, 1998     31, 1997      1998
                                    ----------    ---------    --------
  Statement of Operations Data:
         Product sales.............  $16,579,000 $14,566,000     13.8 %
         Cost of sales.............   10,973,000  10,174,000      7.9
                                    ------------ -----------
                 Gross margin......    5,606,000   4,392,000     27.6
                                    ------------ -----------

  Operating Costs and Expenses:
         Selling expenses..........    2,874,000   2,379,000     20.8
         Research and development..      143,000     508,000    (71.9)
         General and administrative    3,029,000   1,730,000     75.1
                                     ----------- -----------
           Total operating
            costs and Expenses.....    6,046,000   4,617,000     31.0
                                     ----------- -----------
  Other Income (Expense), net:
         Interest expense..........   (1,773,000)   (427,000)   315.2
                                     ----------- -----------
         Interest income...........        3,000       9,000    (66.7)
                                     ----------- -----------
         Other expense.............      (35,000)    (61,000)    42.6
                                     ----------- -----------
         Other income..............            -     295,000        -
                                     ----------- -----------
         Net loss.................. $(2,245,000)  $(409,000)    448.9%
                                     =========== ===========

  Supplemental Information:

  Revenue by product line type:
      Telecommunication headsets
         and amplifiers and
         telephone accessories..... $ 7,640,000  $6,146,000      24.3 %
      Home storage and organization   4,444,000   3,387`000      31.2
      Miscellaneous/mass market....   3,506,000   4,140,000     (15.3)
      Flashlights..................     989,000     893,000      10.8
                                     ----------  ----------
  Total product sales and other.... $16,579,000 $14,566,000      13.8%
                                     =========== ===========


Following are explanations of significant period to period changes for the years ended December 31, 1998 and 1997:

Revenues

         Total Product Sales. Total product sales increased by $2,013,000, or 13.8%, from $14,566,000 to $16,579,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997.

                   Telecommunication Headsets and Amplifiers and Telephone Accessories. Telecommunication headsets and amplifiers and Telephone accessories sales increased $1,496,000, or 24.3%, from $6,146,000 to $7,640,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase was primarily attributable to an increase of approximately $210,000 in the Company's "Cord Manager" product line and an increase of approximately $38,000 in the "Twisstop" line, offset in-part by a decrease in shoulder rest sales. Overall gross margins for these products increased to 48.4%, from 46.6% for the years ended December 31, 1998 and 1997, respectively, as a result of the sales mix. Additionally, this increase was due to the Company's introduction of a new line of telecommunications products including wired and wireless telephone headsets, telephones, conference speakers, and other related products. Overall gross margins for these products for the year ended December 31, 1998 were approximately 36.4%. In addition, the Company has been able to secure pages in several catalogues of major providers for various office products for all of these types of products which began circulating during the third and fourth quarters of 1998 and will continue into 1999 for the 1999 year.

         Home Storage and Organization. Home storage and organization revenues increased $1,057,000, or 31.2%, from $3,387,000 to $4,444,000 for the year ended
December 31, 1998 compared to the year ended December 31, 1997. The increase in home storage and organization revenues was primarily attributable to the introduction of several new products, including drawer organization products, namely "Expand-A-Drawer", which accounted for approximately $1,042,297 of the revenue increase, and several wire basket rollout products which increased approximately $66,000 of the increase. These increases were offset in-part by a decrease in sales of the "Expand-a-shelf" product line of approximately $88,000. Overall gross margins for products in this category increased to 30.1% for the year ended December 31, 1998 from 27.3% for the year ended December 31, 1997. This increase in gross margins was primarily attributable to increased sales in the higher margin "Expand-A-Drawer" product line.

         Miscellaneous and Mass Market. Mass market revenues decreased $579,000, or 15.1%, from $3,825,000 to $3,246,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease was primarily the result of the Company's receipt of large orders for crayons in early 1998 from Dolgencorp., Inc., which orders were subsequently deferred indefinitely. Before learning of the deferral, the Company had procured crayons to fill Dolgencorp's order. Consequently, Dolgencorp's deferral of delivery of product under those orders caused the Company to stockpile approximately $1,000,000 in crayon inventory with no guarantee of future orders for these crayons. At the end of 1998, the Company decided to change its relationship with Dolgencorp due to the enormous strain that servicing Dolgencorp's orders placed on the Company's physical and financial resources. In addition, the Company determined that, strategically, it should focus on its other product categories which produce greater gross margins and have the most growth potential. Therefore, the Company anticipates a significant drop in revenues from this segment of its business in 1999. Overall gross margins for products in this category decreased to 13.5% for the year ended December 31, 1998 from 17.6% for the year ended December 31, 1997. This decrease in gross margins resulted from the additional warehouse space leased to store the crayon inventory Substantially all sales in 1998 in this category were to Dolgencorp, Inc.

         On December 24, 1998, the Company entered into an inventory and single customer purchase agreement with Grandway China ("Grandway"), a Hong Kong enterprise. The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase the approximately $1,800,000 of Dolgencorp inventory, on the following terms: (i) at the closing date, the Company transferred to Grandway approximately $800,000 of unpaid crayon liability, and (ii) at the closing date Grandway purchased $103,000, or cost plus three percent, of additional inventory. Additionally, Grandway agreed to continue to make guaranteed minimum monthly inventory draws of $103,000 or cost plus three percent until the remaining approximately $1,000,000 of inventory is purchased. As of March 26, 1999, Grandway had purchased all but approximately $339,124. of the remaining inventory. Finally, for a period of two years, Grandway will pay a two percent (2%) royalty to the Company on all orders shipped to Dolgencorp, in addition, the Company can still sell other types of products to Dolgencorp.

         Other revenue  decreased  $55,000,  or 17.5%, from $315,000 to $260,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease in other revenue was primarily attributable to a decline in other miscellaneous products sold by the Company, namely, closet hangers and tote bags.

         Flashlights. Flashlight revenues increased $96,000, or 10.8%, from $893,000 to $989,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase in flashlight revenues was primarily attributable to increased military sales. In addition, gross margins for flashlights improved significantly, from 0.4% for the year ended December 31, 1997 to 24.9% for 1998. This improvement resulted from the Company's decision to change the source of manufacturing from the United States to certain Asian countries.


Operating Costs and Expenses

         Selling Expenses. Selling expenses increased $495,000, or 20.8%, from $2,379,000 to $2,874,000 for the year December 31, 1998 compared to the year December 31, 1997. The increase in selling expenses was primarily attributable to an increase in advertising expense of approximately $128,000, related to the Company securing pages in several office products providers' catalogues. In addition, the Company experienced an increase of approximately $220,000 in the cost of shipping products to its customers. Management is addressing this issue by sourcing competitive bids from carriers. These increases were partially offset by a decrease of approximately $46,000 in travel and entertainment expense.

         Research and Development. Research and development decreased by $365,000, or 71.9%, from $508,000 to $143,000 for the year ended December 31,
1998 compared to the year ended December 31, 1997. This decrease was primarily attributable to the completion of the research and development related to the introduction of the Company's new line of telecommunication headset products.

         General and Administrative Expenses. General and administrative expenses increased $1,299,000, or 75.1%, from $1,730,000 to $3,029,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. Of this increase, approximately $450,000 was incurred by the Company to defend itself in patent infringement lawsuits, approximately $300,000 related to legal and accounting fees related to the Company's effort to register securities on a registration statement on Form SB-2 in connection with a Convertible Debenture and Equity Line-of-Credit financing agreement between the Company and private investors which was put into place in May 1998, and approximately $500,000 in legal expense was incurred as a result of certain internal investigative and general corporate matters.

         Total Operating Costs and Expenses. Total operating costs and expenses increased by $1,429,000, or 31.0%, from $4,617,000 to $6,046,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997, for the reasons discussed above.

         Interest Expense. Interest expense, increased $1,346,000, or 315.2%, from $427,000 to $1,773,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. This increase was primarily related to the recognition of a one-time, non-cash charge for the fair value of common stock warrants and a beneficial conversion premium, totaling $500,000 and $137,000, respectively, both associated with the issuance of $1,500,000 of Convertible Debentures (the "Convertible Debentures") in May 1998. Additionally, normal non-cash interest was recognized on the Convertible Debentures, as well as the amortization of the fair value of other common stock warrants issued in connection with the debt. Also, liquidated damages were assessed against the Company in the amount of $110,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures with the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures.

         Interest Income. Interest income decreased $6,000, or 66.7%, from $9,000 to $3,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

         Other Expense. Other expense decreased $26,000, from $61,000 to $35,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease is primarily the result of a smaller tax provision due to net operating loss carryforwards.

         Other Income. Other income decreased $295,000, from $295,000 to $-0-for the year ended December 31, 1998 compared to the year ended December 31, 1997. This decrease is primarily the result of the Company recognizing a gain on the sale of assets during the year ended December 31, 1997 that did not recur in 1998.

         Net Loss. Net loss increased by $1,836,000, or 448.9%, from a loss of $409,000 to a loss of $2,245,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to a combination of the factors described above.


Liquidity and Capital Resources

         General

         The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facilities. On May 27, 1998, the Company obtained a secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by both the Company's accounts receivable and inventories. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. At December 31, 1998 the Company was in default of certain of these covenants, however, the Company has obtained a waiver from the lending institution. The Company and the lending institution have negotiated an amendment to the loan agreement which changed the terms of certain of the financial covenants and ratios for 1999. As a result of the net loss incurred in 1998, and to induce the lending institution to change the terms of the financial covenants for 1999, the interest rate applicable to the revolving credit line was increased to prime plus three percent, with interest payable monthly. At December 31, 1998, the Company had $2,268 of cash and $3,311,000 of unused borrowings under its credit facility, of which amount is limited to the levels of inventory and receivables. The Company anticipates that the Company's principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and for other general corporate purposes. Based on current operations and anticipated cost savings through operating efficiencies, the Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes.

         On May 22, 1998, the Company closed a transaction that has provided to date net capital proceeds of $1,335,000. These funds were raised pursuant to the sale by the Company of Convertible Debentures in the aggregate principal amount of $1,500,000. The Convertible Debentures are convertible into the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the common stock as quoted on the Nasdaq SmallCap Market during the 22 trading-day period immediately preceding the conversion date or
(ii) $4.624, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn, and all amounts must be drawn in increments of not less than $50,000. In return for the payment of additional capital upon such put exercises, the Company is required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the put date and ending two days after the put date. The put mechanism cannot be utilized, and the Company has no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be issued upon conversion of the Convertible Debentures, the Company is obligated to issue an additional $500,000 of Convertible Debentures (see Note 8 to the consolidated financial statements). The Company filed a registration statement on Form SB-2 as required by the Credit Agreement and is in the process of preparing an amendment to that registration statement. However, there can be no assurance that the registration statement will be declared effective.


         December 31, 1998 Compared to December 31, 1997

         As of December 31, 1998, the Company had liquid assets (cash and cash equivalents, accounts receivable - trade and other) of $2,231,000, a decrease of 3.4%, or $78,000, from December 31, 1997 when liquid assets were $2,309,000. Cash decreased $331,000, or 99.4%, to $2,000 at December 31, 1998 from $333,000 at December 31, 1997. This decrease in cash was primarily the result of the procedures involving use of the Company's revolving credit facility, under which collections of outstanding accounts receivable are swept daily and re-applied against outstanding draws. Accounts receivable - trade increased $679,000, or 43.8%, to $2,229,000 at December 31, 1998 from $1,550,000 at December 31, 1997.
This increase is primarily the result of increased sales during December 1998, offset in part by improved collections. Accounts receivable - other decreased $426,000 to $-0- at December 31, 1998. This decrease is the result of the Company's receipt of payment in full for the sale of land held by the Company during 1998.

         Current assets increased by $2,313,000, or 45.4%, to $7,405,000 at December 31, 1998 from $5,092,000 at December 31, 1997. Of this increase, $679,000 was primarily the result of an increase in accounts receivable - trade discussed above and $2,335,000 was the result of increased inventory levels related to the Company's new telephone headset and flashlight lines in addition to the increase in crayon inventory as a result of the deferral of orders from Dolgencorp, Inc. The increase in current assets was offset in part by a decrease in cash and accounts receivable-other as discussed above.

         Long-term assets decreased $183,000, or 4.2%, to $4,134,000 at December 31, 1998 from $4,317,000 at December 31, 1997. This decrease was primarily the result of the Company's decision to write-off deferred loan costs related to the Company's Convertible Debenture and Equity Line-of-Credit executed in May 1998 due to the "call" provision of the debenture, in addition to normal recurring depreciation of fixed assets and amortization of deferred loan costs and other intangibles.

         Current liabilities increased by $1,940,000, or 48.1%, to $5,974,000 at December 31, 1998 from $4,034,000 at December 31, 1997. Of this increase, $440,000 was primarily the result of an increase in accrued expenses related to legal fees. Additionally, the Company reclassed the Convertible Debentures from long-term to short-term liabilities due to the "call" provision of the debenture, offset in part by the reclassification of a $1,000,000 deposit for stock issuance from short-term to long-term liabilities. On February 4, 1999 the Company entered into a deposit payable conversion agreement, whereby the $1,000,000 liability was cancelled in return for which the Company issued 500,000 shares of restricted common stock. These increases were offset, in part, by decreases in accrued salaries and benefits, accrued advertising and the current portion of long-term debt.

         The Company's working capital increased by $1,045,000, or 98.7%, to $2,103,000 at December 31, 1998 from $1,058,000 at December 31, 1997, for the reasons described above.

         The Company used cash of $2,079,000 from operating activities during the year ended December 31, 1998, resulting primarily from increased inventory levels relating to anticipated sales of miscellaneous/mass market products to Dolgencorp, Inc. and the Company's telephone headset and flashlight businesses.

         The Company used cash of $331,000 from investing activities during the year ended December 31, 1998, primarily for capital expenditures relating to the Company's new accounting and material resource planning integrated software system implemented in early 1998.

         The Company received $2,079,000 of cash from financing activities during the year ended December 31, 1998, due in part to a private placement of Convertible Debentures completed in May 1998 as well as borrowings under the Company's revolving line-of-credit, less payments made on long-term debt during the period.

Inflation

         Most of the Company's products are purchased in finished form and packaged by the supplier or at the Company's headquarters. The Company uses a premixed plastisol (a petroleum based raw material) to manufacture certain of its telephone accessory products at its headquarters. The Company anticipates usual inflationary increases in the price of its plastic products and does not intend to pass these increases along to its customers, primarily as a result of other operating efficiencies gained through changing the sourcing of certain of its flashlight manufacturing from the United States to Asia. Significant increases in the cost of plastisol in the future could materially affect the Company's profitability if these costs cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future. The Company purchases corrugated packaging materials from several suppliers. These suppliers source raw materials from Asia and have indicated to the Company that they anticipate a price increase of between 10% and 14% in the second quarter of 1999, and have indicated that they will be passing this increase on to all customers. The Company does not believe that this increase will have a material adverse affect on results of operations in 1999.

Seasonality

         The Company's business is seasonal. The Company typically experiences its highest sales volume in the fourth quarter of each year as a result of the retail environment in which most of its customers conduct business. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers. Accordingly, the fourth quarter is a key determinate to overall profitability for the year.

Year 2000 Compliance

         The Year 2000 problem relates to the inability of many computer programs and microchip-based products and equipment to operate properly on dates approaching and following December 31, 1999. This inability to operate correctly results from the use in many computer programs and embedded microchip code of a two-digit rather than a four-digit date field. Thus, non Year 2000 compliant software and firmware may misinterpret a date entry of "00" as 1900, rather than 2000, resulting in, among other things, a temporary inability to process transactions, send invoices, or engage in similar business transactions.

         The Company uses and is dependent upon computer systems and software to conduct its business. In the fourth quarter of 1997, the Company began implementing a new accounting and materials resource planning integrated software system. The software system, Made2Manage, was purchased with the Year 2000 issue in mind, and is represented by its manufacturer to be Year 2000 compliant in all material respects. Consequently, the Company believes its core enterprise resource planning and accounting systems will not be affected by the Year 2000 problem. However, the Company uses many different software programs to process and summarize business transactions. The Company is presently continuing the evaluation of its operating systems and determining what, if any, additional remediation efforts required to ensure its internal systems will be Year 2000 compliant. That assessment is approximately 90% completed. Preliminary results of this assessment reveal that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require some programming changes or complete replacement.

         For those systems identified as non-compliant, the Company has begun and, in certain cases, completed remediation efforts. The Company will utilize both internal and external resources to reprogram or replace non-compliant software for Year 2000 modifications. The Company plans to complete the Year 2000 project before March 31, 1999. The total estimated cost of the Year 2000 project is approximately $200,000 and is being funded through operating cash flows and the Company's existing $5,000,000 secured credit facility. Of this project cost, approximately $120,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $80,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgrade versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new systems in accordance with current accounting guidelines.

         The Company is also assessing the impact of the Year 2000 problem on embedded systems in equipment and machinery located at the Company, comprised mainly of heating, ventilation and air conditioning equipment and telephone and alarm systems. Based on the assessments completed to date, the Company is not aware of any respect in which those systems will fail or otherwise be impaired by the Year 2000 problem.

         The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. In March 1999, the Company, through its own information technology personnel, conducted on-site reviews of certain of its key Asian suppliers to ascertain, to the extent possible, the Company's exposure to manufacturing delays or stoppages as a result of those suppliers' failure to remediate their Year 2000 problems. Based on those efforts, the Company does not presently anticipate that its operations will be adversely affected as a result of the Year 2000 problem as it may affect the Company's key suppliers' internal systems. However, there can be no guarantee that the systems of other companies on which the Company relies for products and services will be timely assessed and, where appropriate remediated, or that other companies' failure to become Year 2000 compliant would not have a material adverse effect on the Company.

         The Company presently believes that with modifications to existing software and conversions to new software for those systems which it believes may be affected, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations and financial condition of the Company.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 consulting and remediation, the ability to locate and correct all relevant computer codes and similar uncertainties. As testing and assessment of third parties is completed, the Company intends to develop contingency plans for possible Year 2000 problems.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1936, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to, potential increases in inventory costs, competition, and the Company's ability to obtain additional working capital to fund future growth.

Item 7.   Financial Statements



                    Independent Auditors' Report of KPMG LLP

The Board of Directors
Dynatec International, Inc.:

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Dynatec
International, Inc. as of December 31, 1998 and 1997 , and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatec International, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ KPMG LLP
                                                       KPMG LLP

Salt Lake City, Utah
February 19, 1999, except as to
     Note 15, which is as of
     March 19, 1999

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                       December 31,       December 31,
                                                                                          1998                1997
                                                                                     ---------------     --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $                   $
                                                                                             2,268             332,894
    Trade accounts receivable, net of allowance for doubtful accounts
       of $30,190 and $29,684, respectively                                              2,229,157           1,549,888
    Accounts receivable - other                                                                110             426,131
    Inventories (see Note 3)                                                             4,857,241           2,522,149
    Prepaid expenses and other                                                             316,347             261,312
                                                                                     -------------         -----------
                Total current assets                                                     7,405,123           5,092,374
                                                                                     -------------         -----------

LAND, BUILDING AND EQUIPMENT, at cost:
    Land                                                                                   365,860             365,860
    Building and improvements                                                            2,214,144           2,214,144
    Furniture, fixtures and equipment                                                    3,554,045           3,289,886
                                                                                      ------------         -----------
                                                                                         6,134,049           5,869,890
    Less accumulated depreciation and amortization                                       2,336,427           1,928,303
                                                                                      ------------         -----------

                Net land, building and equipment                                         3,797,622           3,941,587
                                                                                      ------------         -----------

TRADEMARKS AND OTHER INTANGIBLES, net (see Note 4)                                         205,102             267,825
                                                                                      ------------         -----------

DEFERRED LOAN COSTS, net of accumulated amortization of $4,903 and
    $-0-, respectively (see Note 2)                                                         61,743                   -
                                                                                      ------------         -----------
OTHER ASSETS                                                                                69,337             107,631
                                                                                      ------------         -----------
                                                                                       $11,538,927          $9,409,417
                                                                                       ===========          ==========





           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       December 31,        December 31,
                                                                                          1998                 1997
                                                                                     ---------------     ---------------
CURRENT LIABILITIES:
    Short-term note payable (see Note 5)                                                $  1,389,223         $ 1,331,169
     Convertible debentures (see Note 8)                                                   1,667,079                   -
    Current portion of long-term debt (see Note 6)                                           246,855           1,003,477
    Current portion of capital lease obligations (see Note 7)                                 17,881              15,699
    Accounts payable                                                                       1,518,316           1,077,631
    Accounts payable - other                                                                   9,000                   -
    Accounts payable-related party (see Note 12)                                              98,403                   -
    Accrued expenses                                                                         637,051             238,121
    Accrued advertising                                                                      320,000             350,000
    Accrued royalties payable                                                                 70,246              17,882
                                                                                         -----------         -----------
              Total current liabilities                                                    5,974,054           4,033,979

LONG-TERM DEBT, net of current portion (see Note 6)                                        2,006,518           1,994,355

DEPOSIT FOR STOCK ISSUANCE (see Note 12)                                                   1,000,000                   -

DEFERRED INCOME TAXES (see Note 9)                                                                 -               5,036

CAPITAL LEASE OBLIGATIONS, net of current portion (see Note 7)                                28,654              46,086
                                                                                         -----------         -----------
              Total liabilities                                                            9,009,226           6,079,457
                                                                                         -----------         -----------

STOCKHOLDERS' EQUITY (see Note 10):
    Common stock, $.01 par value; 100,000,000 shares authorized and 2,891,627
       and 2,859,940 shares outstanding, respectively                                         28,916              28,599
    Treasury stock, at cost, 91,515 shares                                                  (915,150)           (915,150)
    Additional paid-in capital                                                             7,041,690           5,596,840
    Accumulated deficit                                                                   (3,625,755)         (1,380,329)
                                                                                         -----------         -----------
              Total stockholders' equity                                                   2,529,701           3,329,960
                                                                                         -----------         -----------
COMMITMENTS AND CONTINGENCIES (see Note 7, 8, 14, 15 and 17)

                                                                                         $11,538,927         $ 9,409,417
                                                                                         ===========         ===========









           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Year Ended            Year Ended
                                                                                    December 31, 1998     December 31, 1997
                                                                                    -----------------     -----------------
PRODUCT SALES                                                                          $16,578,694           $14,566,079
COST OF SALES                                                                           10,973,161            10,174,205
                                                                                     -------------         -------------
       Gross Margin                                                                      5,605,533             4,391,874
                                                                                     -------------         -------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                                     2,874,259             2,378,547
    Research and development                                                               143,088               508,314
    General and administrative                                                           3,028,682             1,729,639
                                                                                     -------------         -------------
       Total operating costs and expenses                                                6,046,029             4,616,500
                                                                                     -------------         -------------
          Loss from operations                                                            (440,496)             (224,626)
                                                                                     -------------         -------------

OTHER INCOME (EXPENSE):
    Interest expense (see Note 8)                                                       (1,773,079)             (427,392)
    Interest income                                                                          3,340                 9,417
    Other expense                                                                          (20,192)                    -
    Other income                                                                                 -               295,023
                                                                                     --------------        -------------
       Total other expense, net                                                         (1,789,931)             (122,952)
                                                                                     --------------        -------------

          Loss before income tax provision                                              (2,230,427)             (347,578)

INCOME TAX PROVISION (see Note 9)                                                          (15,000)              (61,594)
                                                                                     --------------        -------------
          Net loss                                                                    $ (2,245,427)        $    (409,172)
                                                                                     =============         =============

BASIC AND DILUTED NET LOSS PER SHARE (see Note 2)                                     $       (.80)        $        (.18)
                                                                                     =============         =============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                              2,792,738             2,284,419
                                                                                     =============         =============












           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Common Stock
                                          ------------------------------
                                                Number of                  Treasury Stock      Additional       Accumulated
                                                 Shares        Amount          At Cost      Paid-in Capital       Deficit
                                              ------------    ----------   --------------   ---------------    -------------
BALANCE  DECEMBER 31, 1996                       1,974,104      $ 19,741          $      -      $ 3,595,699       $ (971,156)
Shares Issued pursuant to Regulation S
Stock offerings                                    881,836         8,818                 -        1,991,181                 -
Treasury Stock (18,000 shares) received to
    satisfy related-party receivable                     -             -         (180,000)                -                 -
Treasury Stock (73,515 shares) received in
    exchange for assets                                  -             -         (735,150)                -                 -
Shares issued pursuant to employee stock
    option plans                                     4,000            40                 -            9,960                 -
Net Loss                                                 -             -                 -                -          (409,172)
                                              ------------     ----------   --------------    --------------     ------------

BALANCE DECEMBER 31, 1997                        2,859,940      $ 28,599       $ (915,150)      $ 5,596,840      $(1,380,328)

Shares issued pursuant to employee stock
    option plans                                    11,687           117                 -             (117)                -
Issuance of convertible debentures and
    equity line-of-credit (see Note 8)              20,000           200                 -          864,967                 -
Capital addition (see Note 10)                           -             -                 -          580,000                 -
Net loss                                                 -             -                 -                -        (2,245,427)
                                              ------------     ----------   --------------    --------------     ------------

BALANCE DECEMBER 31, 1998                        2,891,627      $ 28,916       $ (915,150)      $ 7,041,690      $(3,625,755)
                                                 =========      ========       ===========      ===========      ============






















           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended           Year Ended
                                                                                 December 31, 1998    December 31, 1997
                                                                                 -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (2,245,427)        $    (409,172)

   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  504,991               461,231
         Amortization of deferred loan costs                                             97,415
         Non-cash charges on issuance of convertible
             debentures (see Note 8)                                                  1,004,996                     -
         Loss (gain) on sale of assets                                                   20,192               (90,829)
         Changes in assets and liabilities:
               Accounts receivable - trade                                             (679,269)             (424,138)
               Accounts receivable - other                                              426,021                80,325
               Inventories                                                           (2,335,092)           (1,337,963)
               Prepaid expenses and other                                               (16,741)             (139,239)
               Accounts payable                                                         525,684               537,488
               Accounts payable - other                                                  22,403               (11,575)
               Accrued expenses                                                         558,136               146,182
               Accrued advertising                                                      (30,000)               45,500
               Accrued royalties                                                         52,365               (48,325)
               Income tax payable                                                        15,000                  (500)
                                                                                ---------------        --------------
                  Net cash used in operating activities                              (2,079,326)           (1,191,015)
                                                                                ---------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                                       63,706                 6,007
  Receivable from related parties                                                             -               (30,000)
  Purchase of property and equipment                                                   (394,365)             (587,187)
                                                                                ----------------       ---------------
                  Net cash used in investing activities                                (330,659)             (611,180)
                                                                                ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                       58,054               108,447
  Debt issuance costs                                                                  (298,986)                3,906
  Net payments on long-term debt                                                       (744,459)             (190,635)
  Principal payments on capital lease obligations                                       (15,250)              (36,774)
  Proceeds from capital addition (see Note 10)                                          580,000                     -
  Proceeds from convertible debenture offering (see Note 8)                           1,500,000                     -
  Proceeds from issuance of stock pursuant to Incentive Stock Option Plan                     -                10,000
  Proceeds from deposit for stock issuance (see Note 10)                              1,000,000                     -
  Proceeds from stock sold pursuant to Regulation S offering                                  -             2,000,000
                                                                                ---------------         -------------
                  Net cash provided by financing activities                           2,079,359             1,894,944
                                                                                 --------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (330,626)               92,749

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    332,894               240,145
                                                                                ---------------        --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $         2,268        $      332,894
                                                                                ===============        ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                   Year Ended             Year Ended
                                                                                December 31, 1998     December 31, 1997
                                                                                -----------------     -----------------

    Cash paid for interest                                                        $ 685,573             $ 346,648
                                                                                  =========             =========

    Cash paid for income taxes                                                    $       -             $     500
                                                                                  =========             =========
    Debt issuance costs attributable to warrants to placement agent               $ 385,062             $       -
                                                                                  =========             =========





























           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

         Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a manufacturer and distributor of consumer products comprising the following major product lines: telecommunication headsets and amplifiers and telephone accessories, home storage and organization, flashlights and other miscellaneous products sold to mass market merchandisers. Dynatec is located in Salt Lake City, Utah. The Company conducts most of its operations through four wholly owned subsidiaries: Softalk, Inc., Arnco Marketing, Inc., Nordic Technologies, Inc. and SofTalk Communications, Inc. Unless specified to the contrary herein, references to Dynatec or to the Company refer to the Company and its subsidiaries on a consolidated basis.

         The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

         Effective January 1, 1998, the Company changed its method of determining the value of inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO). Historically, the difference between the LIFO and FIFO values of inventories has been immaterial. Accordingly, the accompanying financial statements for the years ended December 31, 1997 and 1996 have not been restated for the change.

Property and Equipment

     Depreciation on Property and Equipment is computed on the straight-line method over the following useful lives:


   Building  and  Improvements  7-39 years
   Capital  Leases              5-7 years
   Equipment                    5-10 years
   Office Equipment & Fixtures  5-7 years
   Vehicles                       5 years
   Signs and Show Booths        5-7 years

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Equipment held under capital leases and leasehold improvements are amortized on straight line over the shorter of the lease term or estimated useful life of the asset.

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Intangible Assets

         Intangible Assets include purchased patents, product licenses, and other agreements allowing the Company non-exclusive rights to manufacture, produce, and sell various products. Such costs are amortized on a straight-line basis over their estimated useful lives of 5 to 40 years. Other intangible assets such as covenants not to compete are not significant and are being amortized using the straight-lined method over five years.

Deferred Loan Costs

     Deferred loan costs totaling $61,743 resulted from issuance costs related to the Company's revolving credit facility, and are being amortized as interest expense over thirty-six months (see Note 5).

Revenue Recognition

         The Company recognizes revenue from product sales at the time of shipment. The Company has established programs, which under specified conditions enable its customers to return product. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

Stock-Based Compensation

         The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 when accounting for its employee stock compensation plans. As such, compensation expense is recorded on the date of grant only if the current market price of the stock exceeds the exercise price.

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

         For the year ended December 31, 1998, one customer accounted for 19.6% and no other customer accounted for more than 10% of the Company's total revenues.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Basic and Diluted Net Loss Per Common Share

         Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. In calculating net loss per share for the years ended December 31, 1998, and 1997, warrants and options to purchase 606,145, and 555,062 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

         A reconciliation between the basic and diluted weighted-average number of shares outstanding as of December 31, 1998 and 1997 is summarized as follows:

                                                                               December 31,
                                                                     --------------------------------
                                                                          1998              1997
                                                                     ---------------    -------------
Basic weighted average number of common shares...................         2,792,738        2,284,419
Weighted average number of common stock options..................                 -                -
                                                                     ===============    =============
       Diluted weighted average number of shares..................        2,792,738        2,284,419
                                                                     ===============    =============


Accounting Standards

         During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires an "all-inclusive" income statement approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income, regardless of whether they are considered to be results of operations of the period. The adoption of SFAS No. 130 had no material impact on the Company's financial statement presentation, as the Company had no items of comprehensive income as defined by SFAS No. 130.

Advertising

         Advertising costs are expensed as incurred. The Company does not participate in direct response advertising. Advertising expense amounted to $531,949 and $404,426 in 1998 and 1997, respectively.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  prior  period's consolidated financial statements to conform with the current year presentation.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      INVENTORIES

          Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, flashlights, and other miscellaneous products sold to mass market merchandisers as of December 31, 1998 and December 31, 1997, respectively, are summarized as follows:

                                                                  December 31,         December 31,
                                                                      1998                 1997
                                                                -----------------    -----------------
                   Raw materials............................           $902,703            $ 671,883
                   Work-in-Process..........................            309,815              159,600
                   Finished Goods...........................          3,644,723            1,690,666
                                                                =================    =================
                                                                     $4,857,241           $2,522,149
                                                                =================    =================


(4)      INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31, 1998 and 1997 and are amortized on a straight-line basis over their estimated useful lives.

                                                                            Est. Useful
                                           1998              1997           Life (years)
                                           ----              ----           ------------
        License agreement                $203,509          $203,509             40
        Product rights                    301,263           301,263             5-10
        Non-compete agreements             87,500            87,500             5
                                         --------          --------
                                          592,272           592,272

        Less accumulated amortization     387,170           324,447
                                         --------          --------
                                         $205,102          $267,825
                                         ========          ========

(5)      SHORT-TERM NOTE PAYABLE

              The short-term note payable consists of a revolving line-of-credit obtained on May 27, 1998 from a regional financial institution that provides up to $5,000,000 bearing interest at a rate of prime plus one percent with interest payable monthly. The note is secured by accounts receivable and inventory and is due May 26, 2001. As of December 31, 1998 and 1997, direct outstanding borrowings totaled $1,389,223 and $1,331,169, respectively. Direct outstanding borrowings as of December 31, 1997 were under a revolving credit line terminated in 1998 and replaced by the Company's current credit line. The amount of unused borrowings under the Company's credit facility is limited to the then-current levels of inventory and receivables. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. At December 31, 1998 the Company was in default of certain of these covenants, however, the Company has obtained a waiver. The Company and the lending institution have negotiated an amendment to the agreement which amended the terms of certain of the financial covenants and ratios for 1999. As a result of the net loss incurred in 1998, the pricing of the credit facility was increased to a rate of prime plus three percent, with interest payable monthly.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      SHORT-TERM NOTE PAYABLE (Continued)

         Maximum and average borrowings as well as weighted average interest rate for the years ended December 31, 1998 and 1997 are as follows:

                                                                1998               1997
                                                                ----               ----
         Maximum Outstanding                                $2,416,638           $1,471,802
         Average Outstanding                                $1,780,576           $1,127,635
         Weighted Average Interest Rate                           8.25%                9.91%


(6)      LONG -TERM DEBT

         Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                       1998            1997
                                                                                    ----------      ----------
         Revolving  line-of-credit up to $1,000,000 payable to a bank;  interest at prime plus 1% and terminated May 1, 1998;
         secured by equipment                                                       $       -        $ 564,816

         Term Note  payable  to a bank,  interest  at prime plus 1%, due May 26,
         2001, secured by equipment                                                   266,175                -

         Note payable to a company; due in annual
         installments of $79,560 plus interest at 7%;
         due December 31, 1999, unsecured                                                   -          195,991

         Note payable to a company; due in monthly
         installments of  $6,807 plus interest at 6%;
         due October 31, 2000, unsecured                                              149,755                -

         Note payable to a financial institution; due
         in monthly installments of  $455 with interest
         at 8.75%, due November 29, 2001,
         secured by a vehicle                                                          13,976           17,992

         Note payable to a company; due in monthly
         installments of $1,160 plus accrued interest
         at 7.9%, due November 30, 2002,
         secured by equipment                                                               -           70,800

         Note payable to  a bank; due in monthly
         installments of  $10,234 with interest at 8.75%,
         due November 1, 2010, secured by
         land and building                                                            882,782        1,182,158


                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      LONG -TERM DEBT (Continued)

         Note  payable  to the Small  Business  Administration;  due in  monthly installments  of $8,541 with  interest at 7.32%;  due August 14,  2016, secured by land and building as well as
         assets of a former officer of the Company                                   940,685          966,075
                                                                                   ----------      -----------
         Total Long-term debt                                                      2,253,373        2,997,832

         Less current portion                                                        246,855        1,003,477
                                                                                  -----------      -----------
         Total Long-term debt excluding current portion                           $2,006,518       $1,994,355
                                                                                  ==========       ===========

Aggregate maturities for each of the five years subsequent to December 31, 1998, are as follows:

1999                      $   246,855
2000                          222,440
2001                          164,107
2002                          107,636
2003                           96,989
Later                       1,415,346
                          -----------
Total Long-term debt       $2,253,373
                          ===========


(7)      LEASES

     The following represents assets under capital lease at December 31, 1998 and 1997:

                                                                1998              1997
                                                                ----              ----
         Equipment                                            $82,357           $82,357
         Less accumulated depreciation                         33,704            19,409
                                                               ------            ------
         Net property under capital lease                     $48,653           $62,948
                                                               ======            ======

         Amortization of assets held under capital lease is included with depreciation expense. Rental expense for operating leases during the years ended December 31, 1998 and 1997 was $21,407 and $28,007, respectively.

         At December 31, 1998 the Company is obligated under the terms of non-cancelable leases for the following minimum lease commitments:

                                                                Capital          Operating
                                                                Leases             Leases
                                                               --------          ---------
         Year ended December 31:     1999                      $17,882            $20,659
                                     2000                       12,958             18,136
                                     2001                       15,695              6,960
                                                                ------            -------
         Total minimum lease payments                          $46,535            $45,755
                                                                                  =======
         Less current portion                                   17,881
         Capital Lease obligations excluding                   -------
              current portion                                  $28,654
                                                               =======

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

     On May 22, 1998, the Company closed a transaction that has provided to date net capital proceeds of $1,335,000. These funds were raised pursuant to the sale by the Company of Convertible Debentures (the "Convertible Debentures") in the aggregate principal amount of $1,500,000 due May 22, 2001. The Convertible Debentures are convertible into shares of the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the Company's common stock during the 22-trading-day period immediately preceding the conversion date or (ii) $4.624, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the agreement. Assuming a hypothetical conversion of the entire principal amount of the Convertible Debentures outstanding as of March 26, 1999, and all interest accrued thereon at the rate of 12% per annum as of March 26, 1999, the Convertible Debentures would be convertible into 978,961 shares of the Company's common stock. The Convertible Debentures are callable by the holders thereof. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn, and all amounts must be drawn in increments of not less than $50,000. In return for the payment of additional capital upon such put exercises, the Company is required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the put date and ending two days after the put date. The put mechanism cannot be utilized, and the Company has no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be issued upon conversion of the Convertible Debentures, the Company is obligated to issue an additional $500,000 of Convertible Debentures.

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

     The Company must issue 50,000 additional Series A warrants to both the placement agent and the investors, collectively, upon the issuance of the additional $500,000 of Convertible Debentures. One-sixth of the market value of the Series A and B warrants was allocated to the Convertible Debenture and five-sixths was allocated to the equity line-of-credit established under the Credit Agreement. This allocation was based on the relative notional amounts of the two elements of the Credit Agreement. The value of the warrants issued to the investors has been written off as a one-time, non-cash debt issuance cost, as the warrants are immediately exercisable. The value of the warrants issued to the placement agent and allocated to the Convertible Debentures is being amortized over the 36 month life of the Convertible Debentures. In addition, because the Convertible Debentures are convertible at a 25% discount from the market value, an additional $500,000 representing the intrinsic value of the beneficial conversion premium was written off as a non-cash expense for the second quarter of 1998.

     These non-cash charges for the market value of the warrants are included with interest expense in the consolidated statements of operations for the year ended December 31, 1998. The market value of the warrants issued to the investors in connection with the additional $500,000 of Convertible Debentures will be charged to operations at the time of issuance.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT (Continued)

         The Company is also directly issuing, as part of the transaction involving the Credit Agreement, consideration of up to 80,000 shares of its common stock as a fee to the placement agent. Of these shares, 20,000 were issued at the time of the closing. The remaining 60,000 shares are retained in escrow and are to be released in 6,000 share increments as each $1,000,000 is drawn down under the equity line-of-credit established under the Credit Agreement. If all of the equity line-of-credit is not utilized, the remaining shares held in escrow will be returned to the Company and cancelled.

         Because the registration statement for the shares of common stock underlying the Credit Agreement was not effective with the Securities and Exchange Commission within 90 days of the closing date, liquidated damages were assessed against the Company at the rate of two percent of the purchase price of the outstanding Convertible Debentures for the first 30-day period beyond the original 90 days and three percent of the purchase price of the then outstanding securities (pro rated on a daily basis) for each 30-day period thereafter. As of March 15, 1999, the registration statement had not yet become effective. As a result the Company has paid $165,000, and accrued $45,000, in liquidated damages.

(9)   INCOME TAXES

         Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                       Current         Deferred        Total
                                                      ---------       ----------      --------
              Year ended December 31, 1998
              Federal                                 $ 19,386        $  (4,386)      $ 15,000
              State                                        650             (650)             -
                                                      ---------       ----------      --------
                                                      $  20,036       $  (5,036)      $ 15,000
                                                      =========       ==========      ========
              Year ended December 31, 1997
              Federal                                 $      -        $  53,694       $ 53,694
              State                                          -            7,900          7,900
                                                      ---------       ----------      --------
                                                      $      -        $  61,594       $ 61,594
                                                      =========       ==========      ========

         Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss from continuing operations as a result of the following:

                                                                          1998           1997
                                                                          ----           ----
              Computed "expected" tax benefit                        $ (983,952)    $(118,177)
              Change in the valuation allowance for deferred tax
                 assets allocated to income tax expense                 269,952       177,961
              Non-deductible financing costs                            682,733             -
              Other                                                      46,267         1,810
                                                                      ----------     ---------
              Total                                                   $  15,000      $ 61,594
                                                                       =========      ========


                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)   INCOME TAXES (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below.

                                                                             1998           1997
                                                                             ----           ----
             Deferred tax assets:
             Inventory capitalization                                       $60,041      $165,343
             Allowance for bad debts                                         11,261        11,072
             Compensated absences accrued for  financial
                reporting purposes                                           25,784        14,377
             Net operating loss carry-forward                               649,945       290,216
             Intangibles, principally due to differences in
                Amortization                                                 17,701         5,273
             Warranty reserve                                                 8,837             -
             Research and experimentation credit                             25,000             -
                                                                            --------     ---------
             Total gross deferred tax assets                                798,569       486,281
             Less valuation allowance                                       756,233       486,281
                                                                            -------       -------
             Total deferred tax assets                                       42,336           -0-

             Deferred tax liabilities:
             Plant and equipment, principally due to differences
             in depreciation                                                 42,336       (5,036)
                                                                            -------       -------
             Total gross deferred tax liabilities                            42,336       (5,036)
                                                                            =======       =======
             Net deferred tax assets (liabilities)                          $    -      $ (5,036)
                                                                            =======     =========

         The valuation allowance for deferred tax assets as of January 1, 1997 was -0-. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was $269,952 and $ 177,961, respectively.

         The Company has $1,742,481 of net operating loss carryforwards at December 31, 1998. Of the total net operating loss carryforwards, $525,792, $490,219 and $726,470 expire in the years ended December 31, 2011, 2012 and 2018, respectively.

(10)  STOCKHOLDERS' EQUITY

         On March 11, 1997, the Company's Board of Directors approved Regulation S offerings of its common stock to raise three to five million dollars in working capital. The stock was offered to non U.S. persons at a price of approximately 50% of the then-prevailing market value, which was $3.88 on March 11, 1997. As a result, 881,836 shares of restricted common stock was issued.

         During June 1997, the Company received 18,000 shares of stock in exchange for debts owed to the Company. These shares were recorded as treasury stock at the fair market value of $10.00 per share. In addition, 4,000 shares were exercised under the 1996 incentive stock option plan.

         In July 1997, the Company received 73,515 shares of its common stock in exchange for assets sold by the Company. The shares received in exchange for these assets were recorded as treasury stock at their fair market value of $10.00 per share. The value of the stock received from the sale of these assets approximated the current book value of the assets sold.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  STOCKHOLDERS' EQUITY (Continued)

         As of December 31, 1998, $1,000,000, which is included in deposit for stock issuance in the accompanying balance sheet, was received as a deposit. On February 4, 1999, the Company entered into a deposit payable conversion agreement, whereby a $1,000,000 deposit received by the Company in early 1998 and is recorded as a liability in the accompanying balance sheet, was cancelled and the Company issued 500,000 shares of restricted common stock under Regulation D to the depositor.

         The Company is a party to pending litigation with a Canadian brokerage firm captioned as Canaccord Capital Corporation ("Canaccord") vs. Dynatec International, Inc., Civil No. 2:98-cv-420C, and filed in the United States District Court for the District of Utah. Canaccord initially sued seeking injunctive relief and money damages stemming from the Company's allegedly wrongful cancellation of 125,000 shares of the Company's common stock in January 1998. Canaccord claimed that it suffered damage from a market shortage and deficiency to various accounts which had previously been sold by Canaccord as a result of the allegedly wrongful cancellation of shares. On July 17, 1998 the District Court entered a preliminary injunction requiring the Company to reissue 125,000 shares in the name of CEDE & Company, as the market clearing house, to replace the alleged market shortage. The court preserved Canaccord's remaining claims for money damages and the return of an additional block of shares alleged to have been wrongfully cancelled, which are still pending. The Company has named various third party defendants to whom it believes the shares may have been improperly issued and is seeking either recovery of the shares or the recovery of damages. At present, the Company is engaged in negotiations with representatives of various of the third parties and Canaccord, and believes that a resolution of the outstanding claims, in whole or in part, will be reached.

         Related to the Canaccord litigation, a claim for an additional 125,000 shares of the stock of the Company had been made by Katori Consultants, Ltd., a Philippines corporation. The answer and third party complaint of Dynatec named Katori Consultants, Ltd. as a third party defendant so that such additional claim could be addressed as part of the Canaccord legal action. On October 21, 1998, Katori Consultants, Ltd. gave written notice to Dynatec that it relinquished any claim to additional shares of common stock of the Company.

         In March 1998, the Company received $580,000 as a nonrefundable payment under an agreement with a third party pursuant to which the third party acquired nonexclusive rights to market certain of the Company's products internationally. The cash paid to the Company was obtained from the sale of the Company's common stock by such third party. The Company is therefore of the opinion that the proceeds of such transaction were not attributable to the culmination of an earnings process. Consequently, such proceeds have been accounted for as an addition to capital in the accompanying consolidated financial statements.

(11)     BUSINESS SEGMENT INFORMATION

         During the year ended December 31, 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)     BUSINESS SEGMENT INFORMATION (Continued)

         Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered. Management evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
REVENUES:                                                      1998                 1997
-----------------------------------------------------     ---------------     ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........         $ 7,640,000         $ 6,146,000
Home Storage and Organization....................           4,444,000           3,387,000
Flashlights......................................             989,000             893,000
Miscellaneous/Mass Market........................           3,506,000           4,140,000
                                                          ---------------     ------------------
       Total.....................................         $16,579,000         $14,566,000
                                                          ===============     ==================


                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
OPERATING INCOME (LOSS):                                       1998                  1997
-----------------------------------------------------     ----------------      ----------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................             $ 904,000            $ 718,000
Home Storage and Organization....................              (496,000)            (317,000)
Flashlights......................................              (696,000)            (852,000)
Miscellaneous/Mass Market........................              (152,000)             226,000
                                                          ----------------      ----------------
       Total.....................................            $(440,000)            $(225,000)
                                                          ================      ================

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
DEPRECIATION AND AMORTIZATION (1):                             1998                 1997
-----------------------------------------------------     ----------------    ------------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................            $ 206,000           $ 189,000
Home Storage and Organization....................              183,000             167,000
Flashlights......................................               93,000              87,000
Miscellaneous/Mass Market........................               23,000              18,000
                                                          ----------------    ------------------
       Total.....................................            $ 505,000           $ 461,000
                                                          ================    ==================

(1) Amortization includes all amortization relating to product license rights, non-competes and purchased patents.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)     BUSINESS SEGMENT INFORMATION (Continued)

     Information  as  to  the  assets  and  capital   expenditures   of  Dynatec
International, Inc. is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
ASSETS (1):                                                    1998                 1997
----------------------------------------------------      ----------------    ------------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................         $  4,795,000        $ 3,938,000
Home Storage and Organization....................            3,200,000          2,628,000
Flashlights......................................            1,728,000          1,213,000
Miscellaneous/Mass Market........................            1,366,000            502,000
                                                          ----------------    ------------------
       Total assets for reportable segments......           11,089,000           8,281,000

Other assets.....................................              319,000           1,020,000
Deferred loan costs and other assets not allocated
to segments......................................              131,000             108,000
                                                          ================    ==================
       Consolidated total........................         $ 11,539,000         $ 9,409,000
                                                          ================    ==================


                                                             YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
CAPITAL EXPENDITURES:                                          1998                 1997
----------------------------------------------------      ----------------    -----------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................            $ 157,000           $ 397,000
Home Storage and Organization....................              162,000             135,000
Flashlights......................................               69,000              46,000
Miscellaneous/Mass Market........................                6,000               9,000
                                                          ----------------    -----------------
       Total.....................................            $ 394,000           $ 587,000
                                                          ================    =================

     Information as to Dynatec International, Inc.'s operations in different geographical areas is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
REVENUES:                                           1998                 1997
------------------------------------------     ----------------    -----------------
United States..........................        $ 16,402,000        $ 14,344,000
Other (1)..............................             177,000             222,000
                                               ----------------    -----------------
       Total...........................         $16,579,000         $14,566,000
                                               ================    =================

(1) Includes Canada, Europe and other miscellaneous.


                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
OPERATING LOSS:                                     1998                 1997
------------------------------------------     ----------------    -----------------
United States..........................           $(440,000)          $(225,000)
                                               ================    =================

                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
ASSETS:                                             1998                 1997
------------------------------------------     ----------------    -----------------
United States..........................        $11,089,000         $ 8,996,000
Asia...................................            450,000             413,000
                                               ----------------    -----------------
       Total...........................        $11,539,000         $ 9,409,000
                                               ================    =================

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)     RELATED PARTY TRANSACTIONS

     The Company's subsidiary Softalk, Inc., holds licensing rights for the patent and trademark rights associated with the Company's Softalk product line pursuant to a royalty agreement with WAC Research Inc., a Utah corporation ("WAC"). Donald M. Wood, a shareholder who, until January 14, 1999, was the Company's Chairman and Chief Executive Officer, owns a one-half equity interest in WAC. WAC obtained the patent and trademark rights for the Softalk products in August 1986, when WAC purchased them from the inventor of Softalk and related products in a private transaction. The purchase price for such patent and trademark rights was $1 to 2 million, which was paid to Practical Innovations, Inc. in a combination of Dynatec common stock and cash. Under the terms of the agreement, Dynatec was obligated to pay a 10% royalty on all Softalk sales. At that time, WAC and the Board of Directors of the Company determined that the 10% royalty was onerous and non-sustainable. Therefore, WAC agreed to lower the royalty to 5%. In addition, under the royalty arrangement between WAC and Dynatec, the payment of royalties for the fourth quarter of each year is contingent upon the Company obtaining a specified level of earnings for each calendar year. During the years ended December 31, 1998 and 1997, the Company paid WAC $172,669 and $120,312, respectively, in royalties.

     During 1995, the Company sold all rights and interest in various discontinued products to WAC for $193,000 in the form of a demand note bearing 8% interest. As part of the transaction, inventory and molds were also sold at cost to WAC. In June 1997, the Company received 18,000 shares of its common stock from WAC as payment in full of all outstanding balances. Such shares were valued at the market price of $10.00 per share, which represented the current market value of the stock. The treasury stock was used to pay off $154,000 on the note and accrued interest and $26,000 of other WAC related receivables.

     In September 1998 WAC advanced $98,403 to the Company as reimbursement to the Company of Mr. Wood's salary for the first six months of 1998. The Company subsequently determined that this amount was a payable to WAC, and at December 31, 1998 the Company had recognized the $98,403 in accounts payable - related party, in the accompanying consolidated balance sheet. In February 1999, the Company repaid this amount to WAC.

     Donald M. Wood, who served as the Company's Chief Executive Officer during the entirety of 1998 and until January 14, 1999, owned a residential rental property in Park City, Utah during all of 1997 and until August 1998. The Company leased this property from him to use for Dynatec-related travel, promotional work, lodging, and entertainment for customers, suppliers, and employees. The monthly rental payment for this property was $7,000. The Company paid $56,000 and $84,000 for each of the years ending December 31, 1998 and 1997, respectively. This cost also covered operating and maintenance costs, and general care of the property. In August 1998, this property was sold by Mr. Wood. As a result, the Company is no longer obligated to pay rental fees.

     In July 1998, the Company's Board of Directors commenced an internal investigation into the facts and circumstances of a number of transactions between the Company and certain of its officers and directors as well as several general corporate and management concerns brought to the attention of the Company's independent directors. The Company engaged an unrelated third party to conduct the investigation, which the Company eventually terminated in January 1999. Thereafter, the Company's former Chairman and CEO resigned and retired from the Company. The Company does not anticipate taking further action, legal or otherwise, with respect to the matters and individuals investigated, although the Company, through its new management, has identified several areas in which new corporate governance policies have been adopted or old policies changed. In connection with the ongoing investigation, several of the Company's directors engaged independent legal counsel. An aggregate of $230,000 of such legal fees were reimbursed by the Company pursuant to action by the Company's Board of Directors at the commencement of the investigation.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)     RELATED PARTY TRANSACTIONS (Continued)

         During 1997 the Board of Directors authorized grants of various options under both non-qualified and incentive stock options plans. These options are described in detail in Note 14. The non-qualified plans included 537,500 options granted to Muito Bem Ltd., an entity controlled by a shareholder and former CEO of the Company, at an exercise price of $2.50 per share. The shareholder and former executive officer of the Company who owns Muito Bem agreed in 1999 to cancel all stock options issued to Muito Bem. Additionally, in 1997, 200,000 options were granted to WAC, at an exercise price of $2.50 per share in consideration for certain royalty reductions and abatements.

         In May 1989, the Company engaged Alpha Tech Stock Transfer Company ("Alpha Tech") as the Company's stock transfer agent. Alpha Tech served in that capacity until January 13, 1999, when the Company notified Alpha Tech of the Company's termination of Alpha Tech's agency and instructed Alpha Tech to transfer the Company's records to American Stock Transfer Company, New York, New York. James W. Farrell, the principal of Alpha Tech, is the brother-in-law of Donald M. Wood, the Company's Chairman and Chief Executive Officer until his resignation from the Company effective January 14, 1999. During the years ended December 31, 1998 and 1997, the Company paid Alpha Tech a total of $1,530 and $16,679, respectively, in fees for services rendered. The Company believes that the fees paid to Alpha Tech during these periods were roughly comparable to the fees it would have paid to a similar local transfer agent for similar services.


(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments are included in the consolidated balance sheets at carrying cost. The carrying amounts approximate fair value for cash, trade accounts receivable, related party and other receivables, prepaid expenses, other assets, trade accounts payable, and accrued expenses because of the short maturity of these instruments. Because the blended interest rate of long-term debt approximates the current interest rates available, the carrying value of long-term debt instruments also approximates fair market value.

(14).....STOCK OPTIONS

         The Company has established two stock option programs under which it has granted both non-qualified and incentive stock options to employees, board members, and certain related entities. Under the non-qualified stock option program (the "Non-Qualified Plan"), the Company has granted to date options to acquire 1,640,000 shares of common stock of the Company. The 1996 Incentive
Option Plan ("1996 Plan") provides for grants of qualified stock options to acquire a maximum of 300,000 shares of common stock, of which 200,000 options have been granted to date. The exercise price of options granted to employees under either option program equals the market price on the date of grant, and as a result no compensation expense has been recognized in the accompanying financial statements. In January 1999, the Company's former Chairman and CEO, and holder of 900,000 of the options granted in December 1996 (500,000 shares) and January 1997 (400,00 shares) under the Non-Qualified Plan, agreed to cancel those options. In addition to the non-qualified options granted to employees to date, the Company granted non-qualified options to purchase 537,500 shares of common stock to Muito Bem Ltd., an entity controlled by a shareholder and former CEO of the Company, at a strike price of $2.50 per share in December 1996. The shareholder and former executive officer of the Company who owns Muito Bem, Ltd. agreed in January 1999 to cancel all stock options issued to Muito Bem, Ltd.. Additionally, in December 1996, the Company granted a total of 200,000 non-qualified stock options to WAC Research, Inc., an entity owned, in part, by a shareholder and the former CEO of the Company, which options were granted in exchange for the reduction of royalties payable by the Company to WAC on sales of the Softalk products and for reimbursement to the Company of certain travel expenses incurred by the Company's former CEO. These options have been included in the options outstanding at year-end in the tables setforth below.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14).....STOCK OPTIONS (Continued)

     The Company's non-qualified options issued to employees may be exercised upon the holder-employee's continued employment with the Company for six years and the Company's achievement of profitable operations for three out of those six years. Such options expire ten years from the date of the grant. Options granted under the 1996 Plan become exercisable as of the date of grant and expire five years from the date of grant, or three months following termination, or 24 months following death of the employee.

     Summary of stock options is as follows for the years ended December 31:

                                                                1998                              1997
                                                    ------------------------------     ----------------------------
         FIXED OPTIONS:                                  Shares       Exercise            Shares       Exercise
                                                        (000's)         Price            (000's)        Price
                                                      ------------    ---------         ----------     ---------
         Outstanding at beginning of year.........        934           $2.50              833          $2.50
         Granted..................................         --            --                105          $2.50
         Exercised................................        (17)          $2.50              (4)          $2.50
         Canceled.................................        (8)           $2.50               --            --
                                                      =============                    -------------
         Outstanding at end of year...............        909           $2.50              934          $2.50
                                                      =============
                                                                                       =============
         Options exercisable at year-end..........        171           $2.50              196          $2.50
                                                      =============                    =============
         Weighted average fair value of
            Options granted during the year.......         --                             $1.42

         Weighted average remaining
            contractual life for exercisable
            options at year-end...................     2.5 years                        3.5 years

                                                                1998                              1997
                                                    ------------------------------     ----------------------------
         VARIABLE OPTIONS:                               Shares       Exercise            Shares       Exercise
                                                        (000's)         Price            (000's)        Price
                                                      -----------     -----------      ----------      ---------
         Outstanding at beginning of year.........       1,640          $2.00              840          $2.00
         Granted..................................         --            --                800          $2.00
                                                      =============                    =============
         Outstanding at end of year...............       1,640          $2.00             1,640         $2.00
                                                      =============                    =============
         Weighted average fair value of
            Options granted during the year.......         --                             $2.22



         The Company applies the intrinsic value method under APB No. 25 in accounting for stock-based employee compensation arrangements. Had compensation cost for the Company's stock option plans been determined pursuant to the fair value method under SFAS No. 123, the Company's net loss and net loss per share would have increased accordingly. The fair value of options granted under the Company's stock option plans has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 5.5%, expected volatility of 60.3% and expected lives of 16 years for options granted under the Non-Qualified Plan and 10 years for options granted under the 1996 Plan.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)     STOCK OPTIONS (Continued)

                                                                             1998              1997
                                                                       ---------------- -------------
                     Net loss                   As reported            $(2,245,427)     $    (409,172)
                                                Pro Forma              $(2,245,427)     $  (2,333,753)
                     Basic and diluted
                        loss per share          As reported            $     (0.80)     $       (0.18)
                                                Pro Forma              $     (0.80)     $       (1.02)


(15)     EMPLOYEE BENEFITS

         The Company also has a defined contribution plan which is a qualified retirement plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may make contributions to the Plan and are eligible to participate in the Plan immediately. The Company does not currently make any matching contributions to the Plan.


(16)     SUBSEQUENT EVENTS

         On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999. Alpha Tech is in the process of transferring the Company's stock transfer records to American Stock Transfer, New York, New York. The complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech has not yet served the complaint; the Company learned about the filing of the complaint through an unrelated third party. The Company has demanded that Alpha Tech voluntarily dismiss the complaint. In any event the Company disputes the claims of Alpha Tech's complaint. If the complaint is not voluntarily dismissed and process is served, the Company intends to vigorously defend the suit.

         Effective January 14, 1999, Donald M. Wood, who had served as the Company's Chairman and Chief Executive Officer since 1982, resigned and retired from the Company. In the several months leading up to his resignation, Mr. Wood was hindered in his efforts on the Company's behalf by poor health. Moreover, certain transactions between Mr. Wood and the Company or between entities owned by or affiliated with Mr. Wood and the Company, and certain activities conducted by the Company's executives during Mr. Wood's tenure were the subject of an internal investigation conducted by the Company's Board of Directors with the assistance of an independent third party. In light of Mr. Wood's resignation, the Company terminated its internal investigation. The Company does not anticipate taking further action, legal or otherwise, with respect to the matters investigated, although the Company, through its new management, has identified several areas in which new corporate governance policies have been adopted or old policies changed.

         The Company will continue to pay Mr. Wood his salary through July 1999. Mr. Wood has agreed to the cancellation of 900,000 non-qualified stock options that were issued to him in 1996 and 1997. He also has agreed to the cancellation of 537,500 stock options granted in 1996 to an entity owned by him.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)     SUBSEQUENT EVENTS (Continued)

         On January 14, 1999, Paul A. Boyer, the Company's Senior Vice President and Chief Financial Officer was appointed to the Company's Board of Directors, which as of that time was comprised of Frederick W. Volcansek, Sr., Reed Newbold and Mr. Boyer. On February 6, 1999, the Board of Directors employed Mr. Volcansek as the Company's Chief Executive Officer and appointed him Chairman of the Company's Board of Directors. On March 5, 1999, the Honorable Wayne L. Berman, a principal of Park Strategies, L.L.C. located in Washington D.C., was appointed as an outside director of the Company. On March 17, 1999, F. Randy Jack, the Company's President and Chief Operating Officer resigned.

         On February 4, 1999, the Company entered into a deposit payable conversion agreement, whereby a $1,000,000 deposit received by the Company in early 1998 and is recorded as a liability in the accompanying consolidated balance sheet, was cancelled and the Company issued 500,000 shares of restricted common stock under Regulation D to the depositor.

         On February 22, 1999, the Company received a demand letter from counsel for Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"). In the letter, Mag accuses the Company of infringing certain of Mag's patents and committing false advertising and unfair competition. Attached to the demand letter was a copy of a complaint filed in the U.S. District Court for the Central District of California on February 19, 1999. The complaint alleges that the Company has infringed three patents owned by Mag, and seeks (i) an order enjoining the Company from infringing Mag's patents, (ii) the delivery to the Court of all flashlights which infringe Mag's patents, (iii) that the Company identify all entities who have purchased, distributed or sold any infringing products, (iv) that the Company deliver to the Court all documents reflecting or relating to the purchase, sale or distribution of any flashlights which infringe Mag's patents, (v) money damages sustained by Mag by reason of the alleged patent infringement, including interest, costs, and attorney's fees. The demand letter specified that the complaint was filed as a "precaution," and that Mag will refrain from serving the complaint on the Company pending the receipt of certain assurances from the Company. The Company has engaged patent litigation counsel and commenced its preliminary assessment of the claims asserted contained in the complaint.


(17)     CONTINGENCIES

         On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the later part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of December 31, 1998, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)     CONTINGENCIES

         On February 12, 1998, Fuji Corporation filed a claim with the International Trade Commission seeking a cease and desist order against approximately 30 entities. Fuji sought to enlist the aid of the U.S. Customs Department in preventing the importation of single-use cameras which are manufactured by any of the defendant entities and which infringe the patents of Fuji. The Company does not manufacture single-use cameras, but previously has distributed single-use cameras which have been refurbished and reloaded in mainland China. The Company was therefore involved in the Fuji proceeding. The Company engaged intellectual property counsel and vigorously defended its position until December 1998, when the Company sold its remaining inventory of single-use cameras to another entity. In connection with that sale, any liability of the Company in connection with the Fuji proceeding, including the costs of further defending the action, were assumed by the purchaser of the Company's single-use camera inventory.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         In December 1997, the Company appointed KPMG LLP ("KPMG") to replace Jones, Jensen & Company ("Jones") as independent auditors of the Company for the fiscal year ended December 31, 1997. Jones resigned as the Company's independent auditors on December 16, 1997. Management believed at the time of such change that the Company had reached a level of financial complexity which demanded the resources of a major public accounting firm. The decision to engage KPMG as the Company's independent auditors was approved by the Company's Board of Directors.


                                    PART III

Item 9.   Directors and Officers of the Registrant

     The following table sets forth certain information regarding the executive officers and directors of Dynatec as of March 31, 1999.

Name                                        Age                                 Title
Frederick W. Volcansek, Sr............      53    Chairman of the Board of Directors and Chief Executive Officer
Paul A. Boyer.........................      34    Senior Vice President, Chief Financial Officer and Director
Reed Newbold..........................      52    Director
Wayne L. Berman.......................      42    Director

     Mr. Volcansek was employed by the Company's Board of Directors as the Company's Chief Executive Officer on February 6, 1999. On that same day he was appointed Chairman of the Company's Board of Directors. Prior to that time, Mr. Volcansek served as an outside director of the Company from 1988 to February 6, 1999. Before accepting full-time employment as the Chief Executive Officer of the Company, from June 1996 to February 1999 Mr. Volcansek was the Vice President of Development for TM Global Power, LLC and the President of Mosbacher Power do Brasil Ltda. in Houston, Texas. Mr. Volcansek also has several years' experience in international market development and as a political consultant for several large multi-national corporations, including U.S. West and Enron. Mr. Volcansek served as Deputy Under Secretary in the U.S. Department of Commerce (International Trade Administration) from June 1990 to September 1992. Mr. Volcansek received a B.S. degree in 1967 from Texas Tech University.

     Mr. Boyer has been Senior Vice President, Chief Financial Officer and Secretary of the Company since October 1998. He was appointed to the Company's Board of Directors on January 14, 1999. Prior to joining the Company, from November 1996 to October 1998 Mr. Boyer served as Director of Finance for Mrs. Fields' Original Cookies, Inc., were he was responsible for mergers & acquisitions, corporate budgeting, financial planning and strategic analysis. Mr. Boyer also served as Chief Financial Officer of Wasatch Education Systems, an educational software development company from October 1990 to November 1996 . Mr. Boyer received his Masters in Accountancy from San Diego State University in 1987.

     Mr. Newbold has been an outside Director of the Company since 1988. Mr. Newbold is the founder of Newbold Financial, a financial planning and mortgage brokerage services company. He also served as Vice President of Tracy Collins Bank & Trust.

     Mr. Berman was appointed to the Company's Board of Directors on March 5, 1999. Mr. Berman presently is Managing Director of Park Strategies, L.L.C., an international business consultancy he founded in 1999. In that capacity, he advises companies including Lockheed Martin, American International Group, US West, BMW Corporation, AON Corporation and Philip Morris on matters relating to new business opportunities, international financing strategies and strategic relationships. Mr. Berman also is currently a Fellow at the Center for Strategic and International Studies and was recently appointed to the Library of Congress'

Board of Trustees. From 1993 to 1999, Mr. Berman was Managing Director of Berman Enterprises, an international consultancy. Prior to that, Mr. Berman was Managing Partner of American Mercantile Group, a private merchant bank, in which capacity he developed and managed a $100 million merchant banking fund specializing in middle-market American companies with underdeveloped exports. In January 1989, President George Bush appointed Mr. Berman Assistant Secretary of Commerce for Policy, a position he occupied until January 1991. He has held numerous other political positions, including Vice Presidential Campaign Director for Dole-Kemp (1996), member of the Budget and Policy Priorities Committee of the Pataki transition team (1994), Deputy Director and Executive Producer, 1992 Republican National Convention, Senior Staff and Director of Congressional Relations, Bush Campaign (1988), and Deputy Director of the Reagan-Bush Transition Team (1981). Mr. Berman received his Bachelor of Arts at the University of Buffalo and attended graduate school at Georgetown University.

     During the entirety of the year ended December 31, 1998, Donald M. Wood served as the Company's Chairman and Chief Executive Officer, positions he had held since 1982. Effective January 14, 1999, Mr. Wood resigned and retired from the Company. In the several months leading up to his resignation, Mr. Wood suffered from several adverse health conditions. Moreover, certain transactions between Mr. Wood and the Company or between entities owned by or affiliated with Mr. Wood and the Company, and certain activities conducted by the Company's executives during Mr. Wood's tenure were the subject of an internal investigation conducted by the Company's Board of Directors with the assistance of an independent third party. In light of Mr. Wood's resignation, the Company terminated its internal investigation. The Company does not anticipate taking further action, legal or otherwise, with respect to the matters or persons investigated, although the Company, through its new management, has identified several areas in which new corporate governance policies have been adopted or old policies changed.

     Additionally, during the entirety of the year ended December 31, 1998, F. Randy Jack served the Company's President and Chief Operating Officer. Mr. Jack also served on the Company's Board of Directors from 1986 to August 24, 1998, when he resigned from the Board of Directors. On March 17, 1999, Mr. Jack resigned as the Company's President and Chief Operating Officer.

Compliance with Section 16(a) of the Exchange Act

     During the year ended December 31, 1998, as far as the Company is aware, all officers and directors prepared and timely filed all Forms 3, 4 and 5 required by Section 16(a) of the Exchange Act.

Board Compensation

         Board members, other than officers of the Company, presently are compensated $2,000 per month for their services rendered. Until March 1, 1999, board members were compensated in the amount of $10,000 annually. The Company believes that, given the amount of time expended by the board members during the fourth quarter of 1998 and the first quarter of 1999, an increase in board compensation to the present level was necessary to attract qualified new members of the board. Officers of the Company, also serving as directors, are compensated according to the historical rate of $10,000 per annum. All of the present members of the Board of Directors are director nominees for election at the Company's 1999 Annual Meeting of shareholders.

Board Committees

     Three functioning committees of the Company's Board of Directors have been organized including (i) Executive Committee, (ii) Compensation Committee and
(iii) Audit Committee. Following is a brief description of each of these committees.

     Executive Committee. The Executive Committee is composed of Messrs. Volcansek (Chairman), Newbold and Berman. The purpose of this committee is to act on the behalf of the entire Board of Directors between Board Meetings.

     Compensation Committee. The Compensation Committee is composed of Messrs. Berman (Chairman) and Newbold. The purpose of this committee is to ensure that the Company has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of the Company.

     Audit Committee. The Audit Committee is comprised of Messrs. Newbold (Chairman), Berman and Volcansek. The purpose of the Audit Committee is to provide oversight and review of the Company's accounting and financial reporting process in consultation with the Company's independent auditors.

Indemnification and Compensation

     The Company's Bylaws authorize the Company to indemnify its present and former directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding upon receipt of an undertaking by or on behalf of such individuals to repay such amounts if so required.

Item 10.   Executive Compensation

         The following table sets forth information with regard to compensation for services rendered in all capacities to the Company by the Chief Executive Officer, the four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and two additional individuals for whom disclosure would have been provided, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. Information set forth in the table reflects compensation earned by such individuals for services with the Company or its subsidiaries.

                           Summary Compensation Table

                                                                           Long Term Compensation
                                                                   ------------------------------------------
                                       Annual Compensation               Awards               Payouts
                              -----------------------------------  ---------------------   ------------------
                                                                                 Securities
                                                           Other     Restricted  Underlying
                                                           Annual      Stock     Options/      LTIP     All Other
Name and                          Salary      Bonus (2)  Compensation  Award(s)    SARs (3)   Payouts Compensation
Principal Position      Year        ($)          ($)         ($)           ($)       (#)        ($)      ($)
------------------            ----------------------- ------------- ---------- ---------- ------------ -----------
Donald M. Wood (4)      1998      $193,723      $1,624     $12,500       -           -         -          -
Chairman and CEO        1997       194,433       3,249      14,000       -        14,000       -          -
                        1996       194,640       1,421       8,000       -        10,000       -          -

F. Randy Jack (5)       1998       140,333       1,725      10,000       -           -         -          -
President and COO       1997       129,142       3,465      14,000       -        10,000       -          -
                        1996       142,440       1,522       8,000       -         9,000       -          -

Dale Gledhill (6)       1998       162,556       355           -         -           -         -          -
Vice President Sales    1997       143,029       541           -         -           -         -          -
                        1996       124,354       152           -         -           -         -          -

-----------------
(1) Total cash compensation shown above does not include the value of company leased or owned vehicles and insurance payments made on behalf of officers. Such items are included on the individual officers W-2's. The amounts shown as other annual compensation are directors fees received during the fiscal year.
(2)  Bonus compensation includes time in service bonus.
(3) An incentive stock option plan was implemented in November 1996. Options were granted as approved by the Board of Directors on December 30, 1996 and again on January 2, 1997.
(4) Resigned from Company on January 14, 1999. (5) Resigned from Company on March 17, 1999.
(6)  Not an Executive Officer.


         In November 1996, the Company's shareholders approved an Incentive Stock Option plan for the benefit of the officers and employees of the Company. No formal criteria have been established to determine the amount of benefits to be granted pursuant to the 1996 plan, except that the Plan authorizes grants of no more than 300,000 shares. The Plan provides that options are granted at exercise prices equal to the market value as of the date the option is granted. On January 2, 1997 and December 30, 1996, the Board of Directors approved the issuance of 105,000 and 95,000 options to purchase stock pursuant to the 1996 incentive stock option plan. Further description of the Plan and the exercise prices are provided in the Notes to the accompanying Consolidated Financial Statements.

Employment Agreements

     Mr. Wood and Mr. Jack had employment contracts with the Company prior to their respective resignations. In both cases, their employment contracts were terminated upon their respective resignations. Additionally, Mr. Volcansek, the Company's Chief Executive Officer as of February 5, 1999, and Mr. Boyer, the Company's Chief Financial Officer as of October 19, 1998, each have employment contracts with the Company.

     Mr. Volcansek's employment agreement with the Company provides for a period of employment of four years from the date of the agreement, subject to termination provisions and to extension of the agreement as provided for therein. The employment agreement permits Mr. Volcansek to participate in any incentive compensation plan adopted by the Company, benefit plans and an equity-based plan or arrangements. If the Company terminates Mr. Volcansek's employment for cause or if Mr. Volcansek terminates employment without good reason, the Company has no further obligation to pay him. If the Company terminates his employment without cause, he may receive severance pay equal to two years of his then current annual salary. In the event of a merger, acquisition, dissolution or transfer of substantially all of the Company's assets, the contract must then be honored by the surviving entity or it must purchase the contract for a sum equal to three (3) years' base salary. The employment agreement prohibits Mr. Volcansek, for two years from the date of termination of employment under the agreement, from becoming an employee, owner (except for investments of a company listed or traded on a national securities exchange or the NASDAQ Stock Market), officer, agent or director of a firm or person that competes with the Company in the consumer products industry. The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances. Mr. Volcansek's base salary is $195,000.

     Mr. Boyer's employment agreement with the Company provides for a period of employment of four years from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. This employment agreement permits Mr. Boyer to participate in any incentive compensation plan adopted by the Company, benefit plans and an equity-based plan or arrangements. If the Company terminates Mr. Boyer's employment for cause or if he terminates his employment without good reason, the Company has no further obligation to pay Mr. Boyer. If the Company terminates Mr. Boyer's employment without cause, or he terminates employment with good reason, he can receive severance pay equal to the amount equal to the product of his then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or twenty-four monthly periods, plus a portion of any discretionary bonus that would otherwise have been payable. In the event of a merger, acquisition, dissolution or transfer of assets the contract must then be honored by the surviving entity or purchase the contract for a sum equal to four (4) years base salary and then current benefits. The employment agreement prohibits Mr. Boyer, for a year from the date of termination of employment under the agreement, from becoming an employee, owner (except for investments of not more than 3% of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities market), officer, agent or director of a firm or person that directly competes with the Company in a line or lines of business of the Company that accounts for 10% or more of the Company's gross sales, revenues or earnings before taxes. The employment agreement has customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances. Mr. Boyer's base salary is $140,000.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The Company has only one class of equity, common stock, par value $.01 per share. The only persons known by the Board of Directors to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock of the Company, as of December 31, 1998 are indicated in the following table:

        BENEFICIAL OWNERS HOLDING FIVE PERCENT OR MORE OF THE SECURITIES

Name and Address of               Common Stock              Percent of Class
Beneficial Owner                  Beneficially Owned        as of 12/31/98
--------------------------------- ------------------------- ------------------ -------------------
Boa Sorte Limited Partnership     162,000                         5.6%
1819 East Southern Avenue
Mesa, AZ 85204

Ditta Limited Partnership         158,831                         5.5%
1819 East Southern Avenue
Mesa, AZ 85204

Muito Bem, LTD (1)                158,000 (2)                     5.5%
3078 American Saddler Dr.
Park City, UT 84060

-------------------------
     The above table reflects the actual Beneficial Ownership as of December 31, 1998. It does not take into account shares available under the incentive stock option plans. A total of 2,891,627 shares were outstanding at December 31, 1998.

         (1) Muito Bem LTD is a limited partnership in which Mr. Donald M. Wood, former Chairman and CEO, is a limited partner and the president of the corporate general partner. Mr. Wood is deemed to be a beneficial owner of these shares.

         During 1996, the Company's Board of Directors authorized grants of non-qualified stock options which are tied to the profitability of the Company and based upon minimum years of employment. Options to purchase a total of 840,000 shares at an exercise price of $2.00 per share were granted. To vest, the holder-employee must continue his employment with the Company through the year 2001, and the Company must be profitable three out of four years commencing January 1, 1998. 800,000 additional non-qualified stock options with similar terms were granted on January 2, 1997. To vest, the holder-employee must continue his employment with the Company through the year 2001, and the Company must be profitable three out of four years commencing January 1, 1998.

         In 1996, the Company granted 537,500 non-qualified stock options to Muito Bem Ltd., an entity owned by Donald M. Wood, the Company's former Chief Executive Officer, at an exercise price of $2.50 per share in consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts by the chief executive officer. In addition, WAC Research, Inc., an entity affiliated with Mr. Wood, was granted 200,000 options having terms identical to the Muito Bem options. These options are not exercisable until December 30, 2000. Subsequent to the issuance of these options, the strike price was adjusted from $2.00 to $2.50 per share to reflect the market value on the date of grant. In January 1999, upon his resignation from the Company, Mr. Wood agreed to the cancellation of all of the Muito Bem options.

         The following table sets out the beneficial ownership of the Company's common stock of all of the Company's directors and officers.

                        SECURITY OWNERSHIP OF MANAGEMENT
                        --------------------------------

                                                    Amount and Nature of
                                                   Beneficial Ownership of
                                                      Common Stock by
                                                      Management as of
                       Name                           December 31, 1998        Percent of Class
                       --------------------------- --------------------------- ----------------
                       Donald M. Wood (3)              188,007 (1)                 6.5%

                       Frederick R. Jack (4)            37,009 (2)                 1.3%

                       Reed D. Newbold                   2,000                      (5)

                       All directors and               227,016                     7.9%
                       officers as a group (5
                       persons)


----------------------
(1) This reflects the 2,007 shares owned by Annalee G. Wood, wife of Donald M. Wood; 162,000 shares held by Muito Bem LTD of which Donald M. Wood is deemed a beneficial owner; and 24,000 shares subject to options exercisable under the incentive stock option plan.

(2) This number includes 19,000 shares subject to options exercisable under the incentive stock option plan.

(3)  Resigned from the Company on January 14, 1999.

(4)  Resigned from the Company on March 17, 1999.

(5)  Ownership is less than 1% of the outstanding shares of the Company.


Item 12.   Certain Relationships and Related Transactions

         The Company's subsidiary Softalk, Inc., holds licensing rights for the patent and trademark rights associated with the Company's Softalk product line pursuant to a royalty agreement with WAC Research Inc., a Utah corporation ("WAC"). Donald M. Wood, a shareholder who, until January 14, 1999, was the Company's Chairman and Chief Executive Officer, owns a one-half equity interest in WAC. WAC obtained the patent and trademark rights for the Softalk products in August 1986, when WAC purchased them from the inventor of Softalk and related products in a private transaction. The purchase price for such patent and trademark rights was $1 to 2 million, which was paid to Practical Innovations, Inc. in a combination of Dynatec common stock and cash. Under the terms of the agreement, Dynatec was obligated to pay a 10% royalty on all Softalk sales. At that time, WAC and the Board of Directors of the Company determined that the 10% royalty was onerous and non-sustainable. Therefore, WAC agreed to lower the royalty to 5%. In addition, under the royalty arrangement between WAC and Dynatec, the payment of royalties for the fourth quarter of each year is contingent upon the Company obtaining a specified level of earnings for each calendar year. During the years ended December 31, 1998 and 1997, the Company paid WAC $172,669 and $120,312, respectively, in royalties.

         During 1995, the Company sold all rights and interest in various discontinued products to WAC for $193,000 in the form of a demand note bearing 8% interest. As part of the transaction, inventory and molds were also sold at cost to WAC. In June 1997, the Company received 18,000 shares of its common stock from WAC as payment in full of all outstanding balances. Such shares were valued at the market price of $10.00 per share, which represented the current market value of the stock. The treasury stock was used to pay off $154,000 on the note and accrued interest and $26,000 of other WAC related receivables.

     In September 1998 WAC advanced $98,403 to the Company as reimbursement to the Company of Mr. Wood's salary for the first six months of 1998. The Company subsequently determined that this amount was a payable to WAC, and at December 31, 1998 the Company had recognized the $98,403 in accounts payable - related party, in the accompanying balance sheet. In February 1999, the Company repaid this amount to WAC.

         Donald M. Wood, who served as the Company's Chief Executive Officer during the entirety of 1998 and until January 14, 1999, owned a residential rental property in Park City, Utah during all of 1997 and until August 1998. The Company leased this property from him to use for Dynatec-related travel, promotional work, lodging, and entertainment for customers, suppliers, and employees. The monthly rental payment for this property was $7,000. The Company paid $56,000 and $84,000 for each of the years ending December 31, 1998 and 1997, respectively. This cost also covered operating and maintenance costs, and general care of the property. In August 1998, this property was sold by Mr. Wood. As a result, the Company is no longer obligated to pay rental fees.

         In July 1998, the Company's Board of Directors commenced an internal investigation into the facts and circumstances of a number of transactions between the Company and certain of its officers and directors as well as several general corporate and management concerns brought to the attention of the Company's independent directors. The Company engaged an unrelated third party to conduct the investigation, which the Company eventually terminated in January 1999. Thereafter, Donald M. Wood resigned and retired from the Company. The Company does not anticipate taking further action, legal or otherwise, with respect to the matters investigated, although the Company, through its new management, has identified several areas in which new corporate governance policies have been adopted or old policies changed. In connection with the investigation, several of the Company's directors engaged independent legal counsel. An aggregate of $230,000 of such legal fees were reimbursed by the Company pursuant to action by the Company's Board of Directors at the commencement of the investigation.

         During 1997 the Board of Directors authorized grants of various options under both non-qualified and incentive stock options programs. These options are described in detail in Note 15. The non-qualified plans included 537,500 options granted to Muito Bem Ltd., an entity controlled by a shareholder and former CEO of the Company, at a strike price of $2.50 per share. The shareholder and former executive officer of the Company who owns Muito Bem, Ltd. agreed in 1999 to cancel all stock options issued to Muito Bem, Ltd.. Additionally, in 1997, 200,000 options were granted to WAC, at a strike price of $2.50 per share in consideration for certain royalty reductions and travel expense reimbursements.

         In May 1989, the Company engaged Alpha Tech Stock Transfer Company ("Alpha Tech") as the Company's stock transfer agent. Alpha Tech served in that capacity until January 13, 1999, when the Company notified Alpha Tech of the Company's termination of Alpha Tech's agency and instructed Alpha Tech to transfer the Company's records to American Stock Transfer Company, New York, New York. James W. Farrell, the principal of Alpha Tech, is the brother-in-law of Donald M. Wood, the Company's Chairman and Chief Executive Officer until his resignation from the Company effective January 14, 1999. During the years ended December 31, 1998 and 1997, the Company paid Alpha Tech a total of $1,530 and $16,679, respectively, in fees for services rendered. The Company believes that the fees paid to Alpha Tech during these periods were roughly comparable to the fees it would have paid to a similar local transfer agent for similar services.

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)      Exhibits

                  The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page 50.

(b)      Reports on Form 8-K

                  None

                                  EXHIBIT INDEX

Exhibit
Number                                               Description

3.1 Restated Articles of Incorporation of the Company. (Incorporated by reference from Form SB-2 (File No. 333-57921) filed by the Company with the Commission on June 25, 1998).

3.2 Amended and Restated Bylaws of the Company. (Incorporated by reference from Form SB-2 (File No. 333-57921) filed by the Company with the Commission on June 25, 1998).

4.1  Specimen  Common Stock  Certificate  (Incorporated  by  reference  from the
     Registration   Statement   on  Form  10  filed  by  the  Company  with  the
     Commission).

10.1 Convertible Debenture and Equity Line of Credit Agreement. (Incorporated by reference from Form 8-K filed by the Company with the Commission on June 8,
     1998).

10.2 Form of Convertible Debenture. (Incorporated by reference from Form 8-K filed by the Company with the Commission on June 8, 1998).

10.3 Form of A Warrants. (Incorporated by reference from Form 8-K filed by the Company with the Commission on June 8, 1998).

10.4 Form of B Warrants.(Incorporated by reference from Form SB-2 (File No. 333-57921) filed by the Company with the Commission on June 25, 1998).

10.5 Registration Rights Agreement (Incorporated by reference from Form SB-2 (File No. 333-57921) filed by the Company with the Commission on June 25,
     1998).

10.6 Escrow Agreement (Incorporated by reference from Form SB-2 (File No. 333-57921) filed by the Company with the Commission on June 25, 1998).

10.7 Employment Agreement between the Company and Frederick W. Volcansek, dated as of February 5, 1999

10.8 Employment Agreement between the Company and Paul A. Boyer, dated as of October 19, 1998

11 Computation of Per Share Earnings for the Year Ended December 31, 1998; and for the Year Ended December 31, 1997.

21 List of Subsidiaries of the Registrant (See, "Subsidiaries of the Company" at page 25).

27   Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DYNATEC INTERNATIONAL, INC.




/s/Frederick W. Volcansek, Sr.               March 31, 1999
-----------------------------                --------------
Frederick W. Volcansek, Sr.                     Date
Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                  ------                                      -----

/s/Frederick W. Volcansek, Sr.          Chairman of the Board of Directors                    March 31, 1999
------------------------------          and Chief Executive Officer (Principal Executive
(Frederick W. Volcansek, Sr.)           Officer)


/s/Paul A. Boyer                        Senior Vice President, Chief Financial                March 31, 1999
------------------------------          Officer, Director and Secretary  (Principal
(Paul A. Boyer)                         Accounting Officer)


/s/Wayne L. Berman                      Director                                              March 31, 1999
------------------------------
(Wayne L. Berman)


/s/Reed Newbold                         Director                                              March 31, 1999
------------------------------
(Reed Newbold)
