Form 10QSB
period 1999-03-31
DYNATEC INTERNATIONAL INC
filed 1999-05-13
CIK 752208

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period: March 31, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the Transition Period from          to         .
                                     --------    --------
Commission File Number: 0-12806


                          DYNATEC INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


              UTAH                                      87-0367267
---------------------------------            ---------------------------------
 (State or other jurisdiction of                       (IRS employer
 incorporation or organization)                     identification no.)



     3820 Great Lakes Drive
      Salt Lake City, Utah                                 84120
---------------------------------            ---------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (801) 973-9500
                      ------------------------------------
                (Issuer's telephone number, including area code)


              -------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes    X     No
    ---------   ---------

The Company had 3,391,627 shares of common stock outstanding at April 30, 1999.

The aggregate market value of voting stock held by non-affiliates of the Company at April 30, 1999, was $7,825,119.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets as of March 31, 1999 and December
      31, 1998.................................................................3

      Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998, respectively..............................5

      Condensed Consolidated Statements of Cash Flows for the three months ended
      March 31, 1999 and 1998, respectively....................................6

      Notes to Condensed Consolidated Financial Statements.....................8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Analysis of Financial Condition and Results of Operations...........15



PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21

Item 2(c).Recent Sales of Unregistered Securities.............................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     March 31,                 December 31,
                                                                                       1999                      1998
                                                                                       ----                      ----
                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   146,672                $     2,268
     Trade accounts receivable, net of allowance for doubtful accounts of
     $30,848 and $30,190, respectively                                               1,953,973                  2,229,157
     Accounts receivable - other                                                         1,340                        110
   Inventories (see Note 2)                                                          4,112,082                  4,857,241
   Prepaid expenses and other                                                          352,660                    316,347
                                                                                   -----------                 ----------
           Total current assets                                                      6,566,727                  7,405,123
                                                                                   -----------                 ----------

LAND, BUILDING AND EQUIPMENT, at cost:
   Land                                                                                365,860                    365,860
   Building and improvements                                                         2,214,144                  2,214,144
   Furniture, fixtures and equipment                                                 3,595,625                  3,554,045
                                                                                   -----------                 ----------
                                                                                     6,175,629                  6,134,049

      Less accumulated depreciation                                                  2,428,301                  2,336,427
                                                                                   -----------                 ----------
           Net land, building and  equipment                                         3,747,328                  3,797,622
                                                                                   -----------                 ----------
   TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
   amortization of $396,817 and $382,170, respectively     -                           190,455                    205,102
                                                                                   -----------                 ----------
   DEFERRED LOAN COSTS, net of accumulated amortization of $21,291 and
    $14,903, respectively                                                               55,355                     61,743
                                                                                   -----------                 ----------
OTHER ASSETS                                                                            69,335                     69,337
                                                                                   -----------                 ----------
                                                                                   $10,629,200                $11,538,927
                                                                                   ===========                ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,          December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                               (Unaudited)
CURRENT LIABILITIES:
   Short-term note payable                                                   $  1,599,548          $  1,389,223
   Convertible debentures                                                       1,711,462             1,667,079
   Current portion of long-term debt                                              206,155               246,855
   Current portion of capital lease obligations                                    22,188                17,881
   Accounts payable                                                             1,370,259             1,518,316
   Accounts payable - other                                                        86,563                 9,000
   Accounts payable-related party                                                       -                98,403
   Accrued expenses                                                               530,574               637,051
   Accrued advertising                                                             25,000               320,000
   Accrued royalties payable                                                       71,397                70,246
                                                                             ------------          ------------

         Total current liabilities                                              5,623,146             5,974,054

LONG-TERM DEBT, net of current portion                                          1,961,598             2,006,518

DEPOSIT FOR STOCK ISSUANCE                                                              -             1,000,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                  40,258                28,654
                                                                             ------------          ------------
         Total liabilities                                                      7,625,002             9,009,226
                                                                             ------------          ------------

STOCKHOLDERS' EQUITY (see Note 3):
     Common stock, $.01 par value; 100,000,000 shares authorized and
       3,391,627 and 2,891,627 shares outstanding, respectively                    33,916                28,916
     Treasury stock, at cost, 91,515 shares                                      (915,150)             (915,150)
     Additional paid-in capital                                                 8,036,690             7,041,690
     Accumulated deficit                                                       (4,151,258)           (3,625,755)
                                                                             ------------          ------------
         Total stockholders' equity                                             3,004,198             2,529,701
                                                                             ------------          ------------
                                                                             $ 10,629,200          $ 11,538,927
                                                                             ============          ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended          Three Months Ended
                                                        March 31, 1999              March 31, 1998
                                                    --------------------           ------------------
                                                           (Unaudited)                 (Unaudited)
PRODUCT SALES                                              $ 3,643,679                 $ 3,647,786
COST OF SALES                                                2,208,371                   2,073,613
                                                           -----------               -------------

     Gross Margin                                            1,435,308                   1,574,173
                                                           -----------               -------------

OPERATING COSTS AND EXPENSES:
   Selling expenses                                            829,627                     839,773
   Research and development                                     26,012                      10,180
   General and administrative                                  831,314                     495,667
                                                           -----------               -------------

     Total operating costs and expenses                      1,686,953                   1,345,620
                                                           -----------               -------------

         Income (loss) from operations                       (251,645)                     228,553
                                                           -----------               -------------

OTHER INCOME (EXPENSE), net:
   Interest expense (see Note 4)                             (273,289)                    (107,009)
   Interest income                                                   -                       3,340
   Other expense                                                 (625)                     (21,006)
   Other income                                                  3,056                           -
                                                           -----------               -------------

     Total other income (expense), net                       (270,858)                    (124,675)
                                                           -----------               -------------

        Income (loss) before income tax provision            (522,503)                     103,878

INCOME TAX PROVISION                                             3,000                           -
                                                           -----------               -------------

        Net income (loss)                                $   (525,503)               $     103,878
                                                           ===========               =============

BASIC NET INCOME (LOSS) PER SHARE                        $       (.17)               $         .04
                                                         =============               =============

DILUTED NET INCOME (LOSS) PER SHARE
      (see Notes 2 and 3)                                $       (.17)               $         .03
                                                         =============               =============

WEIGHTED AVERAGE SHARES - BASIC                              3,111,223                   2,779,982
                                                          ============               =============

WEIGHTED AVERAGE SHARES - DILUTED                            3,111,223                   3,363,281
                                                          ============               =============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Three Months Ended    Three Months Ended
                                                                    March 31, 1999        March 31, 1998
                                                                  -------------------   -------------------
                                                                       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $     (525,503)     $     103,878
   Adjustments  to reconcile net income(loss) to net
    cash used in operating activities:
         Depreciation and amortization                                    118,317             87,333
         Amortization of deferred loan costs                                6,387             15,942
         Loss on sale of assets                                               625             21,006
         Changes in assets and liabilities:
           Trade accounts receivable                                      275,184           (598,513)
           Accounts receivable - other                                     (1,230)           372,611
           Inventories                                                    745,159           (465,297)
           Prepaid expenses and other                                     (36,311)            70,799
           Trade accounts payable                                        (148,057)           238,221
           Accounts payable - other                                       (20,840)           (63,750)
           Accrued expenses                                               (80,094)           (72,594)
           Accrued advertising                                           (295,000)          (221,519)
           Accrued royalties                                                1,151             73,519
           Income tax payable                                              18,000                  -
                                                                    -------------      -------------
               Net cash provided by (used in)
                operating activities                                       57,788           (438,364)
                                                                    -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                         15,441             47,000
  Purchase of property and equipment                                      (69,441)          (167,478)
                                                                    -------------      -------------
               Net cash used in investing activities                      (54,000)          (120,478)
                                                                    -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                        210,325            322,704
  Principal payments on long-term debt                                    (85,620)          (352,728)
  Net borrowings (payments) on capital lease obligations                   15,911             (4,381)
  Proceeds from deposit for stock issuance (see Note 3)                         -            940,000
                                                                    -------------      -------------
               Net cash provided by financing activities                  140,616            905,595
                                                                    -------------      -------------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                144,404            346,753

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        2,268            332,894
                                                                    -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                       $    146,672      $     679,647
                                                                     ============      =============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                   Three Months Ended   Three Months Ended
                                                     March 31, 1999      March 31, 1998
                                                  -------------------   -------------------
                                                       (Unaudited)         (Unaudited)
     Cash paid for interest                             $ 205,447           $ 118,818
                                                        =========           =========

     Cash paid for income taxes                         $       -           $       -
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


Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 1999 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1998.

      The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 1999.


(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

        Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, flashlights, and other miscellaneous products sold to mass market merchandisers as of March 31, 1999 and December 31, 1998, respectively, are summarized as follows:


                                March 31,      December 31,
                                   1999            1998
                               ------------    ------------
Raw materials...............   $  1,050,308    $   902,703
Work-in-Process.............        187,603        309,815
Finished Goods..............      2,874,171      3,644,723
                               ------------    -----------
                               $  4,112,082    $ 4,857,241
                               ============    ===========

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

      A reconciliation between the basic and diluted weighted-average number of shares outstanding as of March 31, 1999 and 1998 is summarized as follows:


                                                          March 31,
                                                  -----------------------
                                                    1999          1998
                                                 -----------    ---------
Basic weighted average number of common shares     3,111,223    2,779,982

Weighted average number of common stock options            -      583,299
                                                   ---------      -------

   Diluted weighted average number of shares       3,111,223    3,363,281
                                                   =========    =========

      In calculating net loss per share for the three months ended March 31, 1999, there were warrants and options to purchase 1,150,000 potential common shares that were not included in the computation of diluted net loss per common shares as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

      Certain   reclassifications   have  been   made  in  the  prior   periods'
consolidated financial statements to conform with the current year presentation.

New Accounting Pronouncements

      The Company adopted Statement of Position 98-1 (SOP 98-1), Accounting for Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. As of March 31, 1999, the Company has incurred no costs associated with developing computer software for internal use.


(3)STOCKHOLDERS' EQUITY

      On February 4, 1999, the Company entered into a deposit payable conversion agreement, whereby a $1,000,000 deposit received by the Company in early 1998 and recorded as a liability in the accompanying balance sheet as of December 31, 1998 was cancelled, in return for which the Company issued 500,000 shares of restricted common stock under Regulation D to the depositor.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)   STOCKHOLDERS' EQUITY-(CONTINUED)

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

      Related to the Canaccord litigation, a claim for an additional 125,000 shares of the stock of the Company had been made by Katori Consultants, Ltd., a Philippines corporation. The answer and third party complaint of Dynatec named Katori Consultants, Ltd. as a third party defendant so that such additional claim could be addressed as part of the Canaccord legal action. On October 21, 1998, Katori Consultants, Ltd. gave written notice to Dynatec that it relinquished any claim to additional shares of common stock of the Company. (See
Part II - Other Information; Item 1. "Legal Proceedings").

(4)CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

      On May 22, 1998, the Company closed a transaction that has provided to date net capital proceeds of $1,335,000. These funds were raised pursuant to the sale by the Company of Convertible Debentures (the "Convertible Debentures") in the aggregate principal amount of $1,500,000 due May 22, 2001. The Convertible Debentures are convertible into shares of the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the Company's common stock during the 22-trading-day period immediately preceding the conversion date or (ii) $4.624, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the agreement. Assuming a hypothetical conversion of the entire principal amount of the Convertible Debentures outstanding as of April 30, 1999, and all interest accrued thereon at the rate of 12% per annum as of April 30, 1999, the Convertible Debentures would be convertible into 978,961 shares of the Company's common stock. The Convertible Debentures are callable by the holders thereof. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (4) CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT-(CONTINUED)

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

      In connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants have been issued as Series A and Series B as follows:


                                                Placement      Exercise
                                Investors         Agent          Price
                               ------------    -----------    -----------
Series A Warrants                150,000         150,000         $6.50

Series B Warrants                150,000         300,000         $7.15


      The Company must issue 50,000 additional Series A warrants to both the placement agent and the investors, collectively, upon the issuance of the additional $500,000 of Convertible Debentures. One-sixth of the market value of the Series A and B warrants was allocated to the Convertible Debenture and five-sixths was allocated to the equity line-of-credit established under the Credit Agreement. This allocation was based on the relative notional amounts of the two elements of the Credit Agreement. The value of the warrants issued to the investors was written off in the fourth quarter of 1998 as a one-time, non-cash debt issuance cost, as the warrants are immediately exercisable. The value of the warrants issued to the placement agent and allocated to the Convertible Debentures was also written off in the fourth quarter of 1998. In addition, because the Convertible Debentures are convertible at a 25% discount from the market value, an additional $500,000 representing the intrinsic value of the beneficial conversion premium was written off as a non-cash expense for the second quarter of 1998. The market value of the warrants issued to the investors in connection with the additional $500,000 of Convertible Debentures will be charged to operations at the time of issuance.

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

      Because the registration statement for the shares of common stock underlying the Credit Agreement was not effective with the Securities and Exchange Commission within 90 days of the closing date, liquidated damages were assessed against the Company at the rate of two percent per month of the purchase price of the outstanding Convertible Debentures for the first 30-day period beyond the original 90 days and three percent per month of the purchase price of the then outstanding securities (pro rated on a daily basis) for each 30-day period thereafter. As of April 30, 1999 (the date of this filing), the registration statement had not yet become effective, and as a result the Company has paid $210,000 and accrued $90,000 in liquidated damages.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)   BUSINESS SEGMENT INFORMATION

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

      Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered. Management evaluates performance based on several factors, of which the primary financial measure is business segment operating income before non-cash amortization of intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.


                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                         ---------------------------

REVENUES:                                    1999             1998
------------------------------------    -------------   -------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories $   1,836,000   $  2,242,000
Home Storage and Organization                 990,000      1,100,000
Flashlights                                   210,000        192,000
Miscellaneous/Mass Market                     608,000        114,000
                                        -------------   ------------

     Total                              $   3,644,000   $  3,648,000
                                        =============   ============


                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                        ---------------------------

OPERATING INCOME (LOSS):                    1999             1998
------------------------------------    ------------    -------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories $     (20,000)  $    294,000
Home Storage and Organization                (138,000)        11,000
Flashlights                                  (126,000)       (99,000)
Miscellaneous/Mass Market                      32,000         23,000
                                        -------------   ------------

     Total                              $    (252,000)  $    229,000
                                        =============   ============


                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                        ---------------------------

DEPRECIATION AND AMORTIZATION (1):          1999            1998
------------------------------------    ------------    ------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories $      72,000   $     55,000
Home Storage and Organization                  38,000         27,000
Flashlights                                     8,000          5,000
                                        -------------   ------------

     Total                              $     118,000   $     87,000
                                        =============   ============

(1) Amortization includes all amortization relating to product license rights, non-competes and purchased patents.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)   BUSINESS SEGMENT INFORMATION (Continued)

Information as to the assets and capital expenditures of Dynatec International, Inc. is as follows:


                                             MARCH          DECEMBER
ASSETS (1):                                31, 1999         31, 1998
-----------------------------------      -------------    -------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories $  5,420,000     $   4,794,000
Home Storage and Organization              2,891,000         3,200,000
Flashlights                                1,185,000         1,729,000
Miscellaneous/Mass Market                    508,000         1,366,000
                                        ------------     -------------

   Total assets for reportable segments $ 10,004,000        11,089,000

Other assets                                 570,000           388,000
Deferred loan costs and other
 assets not allocated to segments             55,000            62,000
                                        ------------     -------------
     Total                              $ 10,629,000     $  11,539,000
                                        ============     =============


                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                        ----------------------------

CAPITAL EXPENDITURES:                         1999             1998
-----------------------------------     -------------    -------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories $     42,000     $     106,000
Home Storage and Organization....             22,000            52,000
Flashlights......................              5,000             9,000
Miscellaneous/Mass Market........                  -                 -
                                        ------------     -------------

     Total...................           $     69,000     $     167,000
                                        ============     =============

Information  as  to  Dynatec  International,   Inc.'s  operations  in  different
geographical areas is as follows:


                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                        ---------------------------
REVENUES:                                     1999             1998
----------------------------            ------------     -------------
United States                           $  3,588,000     $   3,624,000
Other (1)                                     56,000            24,000
                                        ------------     -------------

     Total                              $  3,644,000     $   3,648,000
                                        ============     =============

(1) Includes Canada, Europe and other miscellaneous.


                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                        ---------------------------

OPERATING LOSS (INCOME):                      1999             1998
----------------------------            ------------     -------------
United States                           $   (252,000)    $     229,000
                                        ============     =============


                                            MARCH          DECEMBER
ASSETS:                                   31, 1999        31, 1998
----------------------------            ------------     ------------
United States                           $10,200,000      $  11,089,000
Asia                                        429,000            450,000
                                        --------------   -------------
     Total                              $10,629,000      $  11,539,000
                                        ============     =============

(6)   STOCK OPTIONS

      The Company has established two stock option programs under which it has granted both non-qualified and incentive stock options to employees, board members, and certain related entities. Under the non-qualified stock option program (the "Non-Qualified Plan"), the Company has granted to date options to acquire 1,640,000 shares of common stock of the Company. The 1996 Incentive
Option Plan ("1996 Plan") provides for grants of qualified stock options to acquire a maximum of 300,000 shares of common stock, of which 200,000 options have been granted to date. The exercise price of options granted to employees under either option program equals the market price on the date of grant, and as a result no compensation expense has been recognized in the accompanying financial statements. In January 1999, the Company's former Chairman and CEO, and holder of 900,000 of the options granted in December 1996 (500,000 shares) and January 1997 (400,00 shares) under the Non-Qualified Plan, agreed to cancel those options. In addition to the non-qualified options granted to employees to date, the Company granted non-qualified options to purchase 537,500 shares of common stock to Muito Bem Ltd., an entity controlled by a shareholder and former CEO of the Company, at a strike price of $2.50 per share in December 1996. The shareholder and former executive officer of the Company who owns Muito Bem, Ltd. agreed in January 1999 to cancel all stock options issued to Muito Bem, Ltd. Additionally, in December 1996, the Company granted a total of 200,000 non-qualified stock options to WAC Research, Inc., an entity owned, in part, by a shareholder and the former CEO of the Company, which options were granted in exchange for the reduction of royalties payable by the Company to WAC on sales of the Softalk products and for reimbursement to the Company of certain travel expenses incurred by the Company's former CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three month period ended March 31, 1999 and 1998, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                           For the Three Months Ended
                                         ----------------------------
                                                                                % of
                                                                                 Chg
                                                                                from
                                              March 31,      March 31,         1998 to
                                                1999          1998              1999
                                             ----------     ----------       ----------
Unaudited Statement of Operations
Data:
       Product sales                       $ 3,644,000    $ 3,648,000           (0.1)%
       Cost of sales                         2,209,000      2,074,000            6.5
                                           -----------    -----------
               Gross margin                  1,435,000      1,574,000           (8.8)
                                           -----------    -----------

    Operating Costs and Expenses:

       Selling expenses                        830,000        840,000           (1.2)
       Research and development                 26,000         10,000          160.0
       General and administrative              831,000        495,000           67.9
                                           -----------    -----------
               Total operating costs and
                     Expenses                1,687,000      1,345,000           25.4
                                           -----------    -----------

    Other Income (Expense), net:
       Interest expense                       (273,000)      (107,000)         155.1
                                           -----------    -----------
       Interest income                               -          3,000            -
                                           -----------    -----------
       Other (expense)                          (1,000)       (21,000)         (95.2)
                                           -----------    -----------
       Other income                              3,000             -             -
                                           -----------    -----------
       Net income (loss)                   $  (523,000)   $   104,000         (602.9)%
                                           ===========    ===========

Unaudited Supplemental Information:

Revenue by product line type:
      Telecommunication headsets and
          amplifiers and telephone
          accessories                      $ 1,836,000    $ 2,242,000          (18.1)%
      Home storage and organization            990,000      1,100,000          (10.0)
      Miscellaneous/mass market                608,000        114,000          433.3
      Flashlights                              210,000        192,000            9.4
                                           -----------    -----------
           Total product sales             $ 3,644,000    $ 3,648,000           (0.1)%
                                           ===========    ===========

The following are explanations of significant period to period changes for the three months ended March 31, 1999 and 1998:


Revenues

      Total Product Sales. Total product sales decreased by $4,000, or 0.1%, from $3,648,000 to $3,644,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

       Telecommunication Headsets and Amplifiers and Telephone Accessories. Telecommunication headsets and amplifiers and telephone accessories sales decreased $406,000, or 18.1%, from $2,242,000 to $1,836,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Of this decrease, $180,000 was attributable to a one-time order from Lucent Technology received during the three months ended March 31, 1998 that did not occur during the three months ended March 31, 1999. Additionally, the Company's Softalk and MiniSoftalk products decreased $121,000, offset in part by an increase in the Softalk II product of $7,000. Overall gross margins for telephone accessories increased to 54.2% from 47.5% for the three months ended March 31, 1999, as a result of the sales mix and a more efficient production process.

      Home Storage and Organization. Home storage and organization revenues decreased $110,000, or 10.0%, from $1,100,000 to $990,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decrease is primarily attributable to a decline of $64,000 in the
"Expand-A-Drawer" product line, $67,000 in doorstops and $28,000 in other miscellaneous shelves, offset in part by an increase of $73,000 in several of the Company's drawer organization products, namely "Mega-Expand-A-Drawer", which accounted for $51,000 of this increase. Overall gross margins for products in this category decreased from 35.9% to 35.2% for the three months ended March 31, 1999.

      Miscellaneous and Mass Market. Miscellaneous and mass market revenues increased $494,000, or 433.3%, from $114,000 to $608,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase was primarily the result of the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise. The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase from the Company approximately $1,800,000 of Dolgencorp inventory on the following terms: (i) at the closing date, the Company transferred to
Grandway approximately $800,000 of unpaid crayon liability, and (ii) at the closing date Grandway purchased $103,000, or cost plus three percent, of additional inventory. Additionally, Grandway agreed to continue to make guaranteed minimum monthly inventory draws of $103,000, or cost plus three percent, until the remaining approximately $1,000,000 of inventory is purchased. As of April 30, 1999, Grandway had purchased all but approximately $320,000 of the remaining inventory. Gross margins on products in this category decreased from 19.7% to 2.3% for the three months ended March 31, 1999 as a result of the "pass-through" effect.

      Flashlights. Flashlight revenues increased $18,000, or 9.4%, from $192,000 to $210,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Although sales were relatively flat for the period, gross margins on these product lines decreased from 24.0% to 16.1% for the three months ended March 31, 1999, as a result of various changes made to certain of its flashlight products to increase the quality of these products. Management is addressing this decrease by working with its Asian supplier to effectively source various components from more reliable sub-assembly vendors.

Operating Costs and Expenses

      Selling Expenses. Selling expenses decreased $10,000, or 1.2%, from $840,000 to $830,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease is due, in part, to a decrease in royalty and commission payments due to lower sales on commissionable and royalty based products, offset by increases in advertising expense as the result of the Company securing additional pages in certain office product catalogues and trade show expenditures due to the Company participating in more regional trade shows.

      Research and Development. Research and development increased by $16,000, or 160.0%, from $10,000 to $26,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase was primarily attributable to the addition of a full time Vice President of Research and Development.

      General and Administrative Expenses. General and administrative expenses increased $336,000, or 67.9%, from $495,000 to $831,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in general and administrative expenses was primarily the result of approximately $120,000 in non-recurring legal expense incurred as a result of the Company's internal investigation which concluded on January 14, 1999, as well as approximately $210,000 in combined severance paid to the Company's former Chairman and CEO who resigned on January 14, 1999 as well as the former President of the Company who resigned effective March 17, 1999.

      Total Operating Costs and Expenses. Total operating costs and expenses increased by $342,000, or 25.4%, from $1,345,000 to $1,687,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, for the reasons discussed above.

      Interest Expense. Interest expense increased $166,000, or 155.1%, from $107,000 to $273,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase was primarily associated with the issuance of $1,500,000 of Convertible Debentures (the "Convertible Debentures") in May 1998. Also, liquidated damages were assessed against the Company for the three months ended March 31, 1999, in the amount of $135,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures within the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures.

      Interest Income. Interest income decreased $3,000, from $3,000 to $-0- for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

      Other Expense. Other expense decreased $20,000, from $21,000 to $1,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease was primarily the result of a loss on the sale of equipment sold by the Company in the three months ended March 31, 1998 that did not occur in the three months ended March 31, 1999.

      Other Income. Other income, increased $3,000, from $-0- to $3,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

      Net (Loss) Income. The net income decreased by $627,000,  or 605.9%,  from
$104,000 to a loss of $523,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to a combination of the factors described above.

Liquidity and Capital Resources

      General

      The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facilities. On May 27, 1998, the Company obtained a secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by both the Company's accounts receivable and inventories. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. At March 31, 1999 the Company was in default of certain of these covenants, however, the Company has obtained a waiver from the lending institution. The Company and the lending institution have negotiated an amendment to the loan agreement which changed the terms of certain of the financial covenants and ratios for the remainder of 1999. The interest rate applicable to the revolving credit line is prime plus three percent, with interest payable monthly. At March 31, 1999, the Company had $147,000 of cash and $3,400,000 million of unused borrowings under its credit facility. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and for other general corporate purposes. Based on current operations and anticipated cost savings through operating efficiencies, the Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes.

      On May 22, 1998, the Company closed a transaction that has provided to date net capital proceeds of $1,335,000. These funds were raised pursuant to the sale by the Company of convertible debentures ("Convertible Debentures") in the aggregate principal amount of $1,500,000. The Convertible Debentures are convertible into the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the common stock as quoted on the Nasdaq SmallCap Market during the 22 trading-day period immediately preceding the conversion date or (ii) $4.624, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the agreement. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital. Under the terms of the Credit Agreement, a minimum of $1,000,000 must be drawn, and all amounts must be drawn in increments of not less than $50,000. In return for the payment of additional capital upon such put exercises, the Company is required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the put date and ending two days after the put date. The put mechanism cannot be utilized, and the Company has no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be issued upon conversion of the Convertible Debentures, the Company is obligated to issue an additional $500,000 of Convertible Debentures (see Note 4 to the condensed consolidated financial statements). The Company filed a registration statement on Form SB-2 as required by the Credit Agreement and is in the process of preparing an amendment to that registration statement. However, there can be no assurance that the registration statement will be declared effective.

      March 31, 1999 Compared to December 31, 1998

      As of March 31, 1999, the Company had liquid assets (cash and cash equivalents, trade accounts receivable and other) of $2,101,000, a decrease of 5.8%, or $130,000, from December 31, 1998 when liquid assets were $2,231,000. Cash increased $145,000, or 7250.0%, to $147,000 at March 31, 1999 from $2,000 at December 31, 1998. This increase in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. Trade accounts receivable decreased $275,000, or 12.3%, to $1,954,000 at March 31, 1999 from $2,229,000 at December 31, 1998. This decrease is primarily the result of improved collections.

      Current assets decreased by $838,000, or 11.3%, to $6,567,000 at March 31, 1999 from $7,405,000 at December 31, 1998. This decrease was primarily the result of a decrease in accounts receivable-trade of $275,000, discussed above, inventory levels decreased by $745,000 primarily due to the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise, whereby Grandway agreed to make guaranteed minimum monthly inventory draws of $103,000 or cost plus three percent until the remaining approximately $1,000,000 of inventory is purchased. As of April 30, 1999, Grandway had purchased all but approximately $320,000 of the remaining inventory. The decrease in current assets was offset in part by an increase in cash as discussed above.

      Long-term assets decreased $72,000, or 1.7%, to $4,062,000 at March 31, 1999 from $4,134,000 at December 31, 1998. This decrease was primarily the result of recurring depreciation of building and equipment, and amortization of deferred loan costs, and other intangibles.

      Current liabilities decreased by $351,000, or 19.4%, to $5,623,000 at March 31, 1999 from $5,974,000 at December 31, 1998. This decrease was primarily due to a decrease of $295,000 in accrued advertising and $148,000 in trade accounts payable, offset in part by an increase of $210,000 in short-term notes payable as a result of additional borrowings under the Company's revolving line of credit.

      The Company's working capital decreased by $487,000, or 34.0%, to $944,000 at March 31, 1999 from $1,431,000 at December 31, 1998, for the reasons described above.

      The Company provided net cash of $58,000 in operating activities during the three months ended March 31, 1999, primarily from decreased inventory levels as well as a decrease in trade accounts receivable, offset in part by the net loss incurred during the period.

      The Company used net cash of $54,000 in investing activities during the three months ended March 31, 1999, primarily for capital expenditures relating to the Company's Year 2000 remediation efforts.

      The Company provided net cash of $141,000 from financing activities during the three months ended March 31, 1999. The increase was primarily due to borrowings under the Company's revolving line-of-credit, off-set in part by payments made on long-term debt during the period.


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

      The Company uses and is dependent upon computer systems and software to conduct its business. In the fourth quarter of 1997, the Company began implementing a new accounting and materials resource planning integrated software system. The software system, Made2Manage, was purchased with the Year 2000 issue in mind, and is represented by its manufacturer to be Year 2000 compliant in all material respects. Consequently, the Company believes its core enterprise resource planning and accounting systems will not be affected by the Year 2000 problem. However, the Company uses many different software programs to process and summarize business transactions. The Company is presently continuing the evaluation of its operating systems and determining what, if any, additional remediation efforts required to ensure its internal systems will be Year 2000 compliant. That assessment is approximately 95% completed. Preliminary results of this assessment reveal that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require some programming changes or complete replacement.

      For those systems identified as non-compliant, the Company has begun and, in certain cases, completed remediation efforts. The Company will utilize both internal and external resources to reprogram or replace non-compliant software for Year 2000 modifications. The Company plans to complete the Year 2000 project before May 31, 1999. The total estimated cost of the Year 2000 project is approximately $200,000 and is being funded through operating cash flows and the Company's existing $5,000,000 secured credit facility. Of this project cost, approximately $120,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $80,000 will be expensed as incurred. In a number of instances, the Company may decide to install new software or upgrade versions of current software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new systems in accordance with current accounting guidelines.

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

      The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. In March 1999, the Company, through its own information technology personnel and its Chief Financial Officer, conducted on-site reviews of certain of its key Asian suppliers to ascertain, to the extent possible, the Company's exposure to manufacturing delays or stoppages as a result of those suppliers' failure to remediate their Year 2000 problems. Based on those efforts, the Company does not presently anticipate that its operations will be adversely affected as a result of the Year 2000 problem as it may affect the Company's key suppliers' internal systems. However, there can be no guarantee that the systems of other companies on which the Company relies for products and services will be timely assessed and, where appropriate remediated, or that other companies' failure to become Year 2000 compliant would not have a material adverse effect on the Company.

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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

      On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999. Alpha Tech has transferred the Company's stock transfer records to American Stock Transfer, New York, New York, which has assumed its serves as the Company's present transfer agent. Alpha Tech's complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech has not yet served the complaint; the Company learned about the complaint through an unrelated third party. The Company has demanded that Alpha Tech voluntarily dismiss the complaint. In any event, the Company disputes the claims of Alpha Tech's complaint. If the complaint is not voluntarily dismissed and process is served, the Company intends to vigorously defend the suit.

      On February 22, 1999, the Company received a demand letter from counsel for Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"). In the letter, Mag accuses the Company of infringing three of Mag's patents and committing false advertising and unfair competition. Attached to the demand letter was a copy of a complaint filed in the U.S. District Court for the Central District of California on February 19, 1999. The complaint alleges that the Company has infringed three patents owned by Mag, and seeks (i) an order enjoining the Company from infringing Mag's patents, (ii) the delivery to the Court of all flashlights which infringe Mag's patents, (iii) that the Company identify all entities who have purchased, distributed or sold any infringing products, (iv) that the Company deliver to the Court all documents reflecting or relating to the purchase, sale or distribution of any flashlights which infringe Mag's patents, (v) money damages sustained by Mag by reason of the alleged patent infringement, including interest, costs, and attorney's fees. The demand letter specified that the complaint was filed as a "precaution," and that Mag will refrain from serving the complaint on the Company pending the receipt of certain assurances from the Company. The Company has engaged patent litigation counsel and commenced its preliminary assessment of the claims asserted in the complaint. The Company is presently involved in further discussions with Mag. If process is served by Mag, the Company intends to vigorously defend the lawsuit.

      The Company is a party to pending litigation with a Canadian brokerage firm captioned as Canaccord Capital Corporation ("Canaccord") vs. Dynatec International, Inc., Civil No. 2:98-cv-420C, and filed in the United States District Court for the District of Utah. Canaccord initially sued seeking injunctive relief and money damages stemming from the Company's allegedly wrongful cancellation of 125,000 shares of the Company's common stock in January 1998. Canaccord claimed that it suffered damage from a market shortage and deficiency to various accounts which had previously been sold by Canaccord as a result of the allegedly wrongful cancellation of shares. On July 17, 1998, the District Court entered a preliminary injunction requiring the Company to reissue 125,000 shares in the name of CEDE & Company, as the market clearing house, to replace the alleged market shortage. The court preserved Canaccord's remaining claims for money damages and the return of an additional block of shares alleged to have been wrongfully cancelled, which are still pending. The Company has named various third party defendants to whom it believes the shares may have been improperly issued and is seeking either recovery of the shares or the recovery of damages. At present, the Company is engaged in negotiations with representatives of various of the third parties and Canaccord, and believes that a resolution of the outstanding claims, in whole or in part, will be reached during the second quarter of 1999. Related to the Canaccord litigation, a claim for an additional 125,000 shares of the stock of the Company had been made by Katori Consultants, Ltd., a Philippines corporation. The answer and third party complaint of Dynatec named Katori Consultants, Ltd. as a third party defendant so that such additional claim could be addressed as part of the Canaccord legal action. On October 21, 1998, Katori Consultants, Ltd. gave written notice to Dynatec that it relinquished any claim to additional shares of common stock of the Company.

      On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the later part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of April 30, 1999, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.

Item 2(c).  Recent Sales of Unregistered Securities

      During the three month period ended March 31, 1999, the Company sold the following equity securities that were not registered under the Securities Act of 1933:

      The Company entered a "Deposit Payable Conversion Agreement" dated February 4, 1999 between the Company and Touchstone Transport Services, Inc., an entity located in the Philippines. During the first quarter of 1998, in connection with an ongoing offering of the Company's common stock to offshore investors under Regulation S of the Securities Act of 1933, the Company received a wire transfer in the amount of $1,000,000. However, no specific subscription agreement or other contract was ever prepared or executed in connection with this wire transfer, and the Company never issued any securities in conjunction with the transfer. Subsequently, the wire transfer was recorded as a payable. The Company had the use of the transferred funds for approximately ten months, in exchange for which it neither issued any securities nor paid any principal or interest in respect of the payable. In January 1999, the Company requested that the depositor of the $1,000,000 wire transfer agree to convert the payable that had been recorded into shares of the Company's restricted common stock. The depositor agreed to convert the payable into 500,000 shares of the Company's restricted common stock, which were issued to an entity affiliated with the depositor. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act, and the rules and regulations promulgated under that section including Regulation D. Such shares of common stock were issued as restricted securities and the certificate representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

Item 6Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No. Description
   27       Financial data schedule (for SEC use only)


(b)  Forms 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DYNATEC INTERNATIONAL, INC.




  /s/ Frederick W. Volcansek,     May 10, 1999
-----------------------------     ------------
Frederick W. Volcansek, Sr.           Date
Chairman & CEO



  /s/ Paul A. Boyer               May 10, 1999
-------------------               ------------
Paul A. Boyer                        Date
Senior Vice President & CFO