Form 10QSB
period 1999-06-30
DYNATEC INTERNATIONAL INC
filed 1999-08-13
CIK 752208

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period: June 30, 1999

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

The Company had 3,574,373 shares of common stock outstanding at August 2, 1999.

The aggregate market value of voting stock held by non-affiliates of the Company at August 2, 1999, was $4,566,036.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

      DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                   TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..................3

         Condensed Consolidated Statements of Operations for the three months ended
         June 30, 1999 and 1998, respectively.............................................................5

         Condensed Consolidated Statements of Operations for the six months ended
         June 30, 1999 and 1998, respectively.............................................................6

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998, respectively.............................................................7

         Notes to Condensed Consolidated Financial Statements.............................................9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........15


PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................................22

Item 2(c).   Recent Sales of Unregistered Securities......................................................23

Item 6.        Exhibits and Reports on Form 8-K...........................................................23











                     PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

            DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                           June 30,            December 31,
                                                                                            1999                   1998
                                                                                            ----                   ----
                                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $     325,038          $
                                                                                                                   2,268
    Trade accounts receivable, net of allowance for doubtful accounts of $38,171
       and $30,190, respectively                                                       2,040,558               2,229,157
    Accounts receivable - other                                                            1,275                     110
    Inventories (see Note 2)                                                           3,742,681               4,857,241
    Prepaid expenses and other                                                           474,750               316,347
                                                                                   -------------           ------------

                Total current assets                                                   6,584,302               7,405,123
                                                                                   -------------           -------------

LAND, BUILDING AND EQUIPMENT, at cost:
    Land                                                                                 365,860                 365,860
    Building and improvements                                                          2,218,443               2,214,144
    Furniture, fixtures and equipment                                                  3,607,122               3,554,045
                                                                                    ------------           -------------
                                                                                       6,191,425               6,134,049

    Less accumulated depreciation and amortization                                     2,517,343               2,336,427
                                                                                   -------------           -------------

                Net land, building and  equipment                                      3,674,082               3,797,622
                                                                                   -------------           -------------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $411,464
    and $382,170, respectively                                                           175,808                 205,102
                                                                                   --------------          -------------

DEFERRED LOAN COSTS, net of accumulated amortization of $27,678 and
    $14,903, respectively                                                                 48,968                  61,743
                                                                                   -------------           -------------

OTHER ASSETS                                                                              68,616                  69,337
                                                                                   -------------           -------------

                                                                                     $10,551,776            $ 11,538,927
                                                                                   =============           =============











       The   accompanying   notes  to  condensed   consolidated
        financial statements are an integral part of these condensed consolidated balance sheets.

            DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       June 30,           December 31,
                                                                                        1999                  1998
                                                                                        ----                  ----
                                                                                     (Unaudited)
CURRENT LIABILITIES:
    Short-term note payable                                                        $  2,348,733           $  1,389,223
    Convertible debentures                                                            1,736,046              1,667,079
    Current portion of long-term debt                                                   192,539                246,855
    Current portion of capital lease obligations                                         18,950                 17,881
    Accounts payable                                                                    950,371              1,518,316
    Accounts payable - other                                                                  -                  9,000
    Accounts payable-related party                                                            -                 98,403
    Accrued expenses                                                                    490,464                637,051
    Accrued advertising                                                                  94,932                320,000
    Accrued royalties payable                                                            61,018                 70,246
                                                                                   -------------          -------------

              Total current liabilities                                               5,893,053              5,974,054

LONG-TERM DEBT, net of current portion                                                1,882,148              2,006,518

DEPOSIT FOR STOCK ISSUANCE                                                                    -              1,000,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                        36,512                 28,654
                                                                                   -------------          -------------

              Total liabilities                                                       7,811,713              9,009,226
                                                                                   -------------          -------------

STOCKHOLDERS' EQUITY (see Note 3):
    Common stock, $.01 par value; 100,000,000 shares authorized and 3,498,549
       and 2,891,627 shares outstanding, respectively                                    34,985                 28,916
    Treasury stock, at cost, 91,515 shares                                             (915,150)              (915,150)
    Additional paid-in capital                                                        8,179,301              7,041,690
    Accumulated deficit                                                              (4,559,073)            (3,625,755)
                                                                                   -------------          ------------

              Total stockholders' equity                                              2,740,063              2,529,701
                                                                                   -------------          -------------

                                                                                   $ 10,551,776           $ 11,538,927
                                                                                   =============          =============















          The   accompanying   notes  to  condensed   consolidated
           financial statements are an integral part of these condensed consolidated balance sheets.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Three Months Ended       Three Months Ended
                                                                                    June 30, 1999            June 30, 1998
                                                                                    -------------            -------------
                                                                                     (Unaudited)             (Unaudited)
   PRODUCT SALES                                                                    $  3,690,094               $ 4,135,972
   COST OF SALES                                                                       2,169,199                 2,562,588
                                                                                    -------------              -----------

          Gross Margin                                                                 1,520,895                 1,573,384
                                                                                    -------------              -----------

   OPERATING COSTS AND EXPENSES:
       Selling expenses                                                                  834,438                   842,919
       Research and development                                                           37,812                    25,302
       General and administrative                                                        783,828                   598,103
                                                                                    -------------              -----------

          Total operating costs and expenses                                           1,656,078                 1,466,324
                                                                                    -------------              -----------

             Income (loss) from operations                                              (135,183)                  107,060
                                                                                    -------------              -----------

   OTHER EXPENSE:
       Interest expense (see Note 4)                                                    (272,555)                 (787,379)
       Other expense                                                                         (77)                     (326)
                                                                                    -------------              ------------

          Total other income (expense), net                                             (272,632)                 (787,705)
                                                                                    -------------              ------------

             Loss before income tax provision                                           (407,815)                 (680,645)

   INCOME TAX PROVISION                                                                        -                         -
                                                                                    -------------              ------------

             Net loss                                                               $   (407,815)              $  (680,645)
                                                                                    =============              ============

   BASIC NET LOSS PER SHARE                                                         $       (.12)              $      (.24)
                                                                                    =============              ============

   DILUTED NET LOSS PER SHARE (see Note 2)                                          $       (.12)              $      (.24)
                                                                                    =============              ============

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                         3,324,140                 2,800,821
                                                                                    =============              ============















          The accompanying   notes   to   condensed    consolidated
            financial  statements  are an integral  part of these
                    condensed consolidated statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Six Months Ended         Six Months Ended
                                                                                     June 30, 1999            June 30, 1998
                                                                                     -------------            -------------
                                                                                      (Unaudited)              (Unaudited)
   PRODUCT SALES                                                                     $ 7,333,773               $ 7,783,758
   COST OF SALES                                                                       4,377,570                 4,636,201
                                                                                     ------------              ------------

          Gross Margin                                                                 2,956,203                 3,147,557
                                                                                     ------------              ------------

   OPERATING COSTS AND EXPENSES:
       Selling expenses                                                                1,664,065                 1,682,692
       Research and development                                                           63,824                    35,482
       General and administrative                                                      1,615,143                 1,093,770
                                                                                     ------------              ------------

          Total operating costs and expenses                                           3,343,032                 2,811,944
                                                                                     ------------              ------------

             Income (loss) from operations                                              (386,829)                  335,613
                                                                                     ------------              ------------

   OTHER INCOME (EXPENSE), net:
       Interest expense (see Note 4)                                                    (545,846)                 (894,388)
       Interest income                                                                         -                     3,340
       Other income                                                                        3,056                         -
       Other expense                                                                        (699)                  (21,332)
                                                                                     ------------              ------------

          Total other income (expense), net                                             (543,489)                 (912,380)
                                                                                     ------------              ------------

             Loss before income tax provision                                           (930,318)                 (576,767)

   INCOME TAX PROVISION                                                                    3,000                         -
                                                                                     ------------              ------------

             Net loss                                                                $  (933,318)              $  (576,767)
                                                                                     ============              ============

   BASIC NET LOSS PER SHARE                                                          $      (.29)              $     (.21)
                                                                                     ============              ============

   DILUTED NET LOSS PER SHARE (see Note 2)                                           $      (.29)              $     (.21)
                                                                                     ============              ============

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                         3,218,004                 2,800,821
                                                                                     ===========               ============















       The accompanying   notes   to   condensed    consolidated
          financial statements are an integral part of these condensed consolidated statements.

                   DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended         Six Months Ended
                                                                                 June 30, 1999            June 30, 1998
                                                                                 -------------            -------------
                                                                                   (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $   (933,318)          $    (576,767)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  239,229                 233,939
         Amortization of deferred loan costs                                             12,774                       -
         Interest expense on convertible debentures                                     269,260                 624,226
         Loss on sale of assets                                                             699                  21,332
         Changes in assets and liabilities:
               Trade accounts receivable                                                188,599              (1,001,812)
               Accounts receivable - other                                               (1,165)                382,403
               Inventories                                                            1,114,560              (1,712,002)
               Prepaid expenses and other                                              (157,682)                125,991
               Trade accounts payable                                                  (567,945)                (45,416)
               Accounts payable - other                                                (107,403)                (42,625)
               Accrued expenses                                                        (221,200)                (20,846)
               Accrued advertising                                                     (225,068)               (158,405)
               Accrued royalties                                                         (9,228)                 20,353
               Income tax payable                                                        18,000                       -
                                                                                   -------------          --------------
                  Net cash used in operating activities                                (379,888)             (2,149,629)
                                                                                   -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                                       19,804                  47,000
  Purchase of property and equipment                                                    (82,556)               (356,232)
                                                                                   -------------          --------------
                  Net cash used in investing activities                                 (62,752)               (309,232)
                                                                                   -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                      959,510                 307,545
  Increase in debt issuance costs                                                             -                (267,983)
  Principal payments on long-term debt                                                 (178,686)               (704,222)
  Payments on capital lease obligations                                                 (15,414)                 (8,387)
  Proceeds from capital addition                                                              -                 580,000
  Proceeds from convertible debenture offering                                                -               1,500,000
  Proceeds from deposit for stock issuance (see Note 3)                                       -                 940,000
                                                                                   -------------          --------------
                  Net cash provided by financing activities                             765,410               2,346,953
                                                                                   -------------          --------------

NET  INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                    322,770                (111,908)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                      2,268                 332,894
                                                                                   -------------          --------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                     $    325,038           $     220,986
                                                                                   =============          ==============








             The accompanying   notes   to   condensed    consolidated
               financial  statements  are an integral  part of these
                      condensed consolidated statements.

                    DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                 Six Months Ended      Six Months Ended
                                                                                  June 30, 1999         June 30, 1998
                                                                                  -------------         -------------
                                                                                   (Unaudited)           (Unaudited)

    Cash paid for interest................................................            $ 310,829             $ 118,818
                                                                                      =========             =========

    Share certificate cancelled...........................................            $       -             $ 250,000
                                                                                      =========             =========

    Debt issuance cost attributable to warrants to placement agent........            $       -             $ 426,000
                                                                                      =========             =========

    Convertible debt discount associated with warrants to investors.......                    -             $ 426,000
                                                                                      =========             =========

    Conversion of Convertible Debentures and accrued interest for
       Common stock.......................................................            $ 143,680             $       -
                                                                                      =========             =========

    Issuance of 500,000 shares of restricted stock........................            $ 500,000             $       -
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


Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of June
30, 1999 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

         The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 1999.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

           Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, flashlights, and other miscellaneous products sold to mass market merchandisers as of June 30, 1999 and December 31, 1998, respectively, are summarized as follows:

                                                 June 30,           December 31,
                                                   1999                 1998
                                             -----------------    -----------------
Raw materials............................    $     1,050,297      $       902,703
Work-in-Process..........................            148,553              309,815
Finished Goods...........................          2,543,831            3,644,723
                                             =================    =================
                                             $     3,742,681      $     4,857,241
                                             =================    =================

                   DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

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

         The Company has recognized no tax benefit for the net operating losses incurred during the three and six-month periods ended June 30, 1999 due to uncertainties about the Company's ability to generate future earnings to offset such losses.

Basic and Diluted Net Loss Per Common Share

         Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented.

         In calculating net loss per share for the three and six months ended June 30, 1999 and 1998, there were warrants and options to purchase 1,150,000 and 1,687,500 potential common shares, respectively, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  prior  period's consolidated financial statements to conform with the current year presentation.


(3)  STOCKHOLDERS' EQUITY

         On February 4, 1999, the Company entered into a deposit payable conversion agreement, whereby a $1,000,000 deposit received by the Company in early 1998 and recorded as a liability in the accompanying balance sheet as of December 31, 1998 was cancelled, and the Company issued 500,000 shares of restricted common stock to the depositor.


(4)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

         On May 22, 1998, the Company closed a transaction that provided net capital proceeds of $1,335,000. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. These funds were raised pursuant to the sale by the Company of Convertible Debentures (the "Convertible Debentures") in the aggregate principal amount of $1,500,000 due May 22, 2001. The Convertible Debentures are convertible into shares of the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the Company's common stock during the 22-trading-day period immediately preceding the conversion date or (ii) $4.624, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the agreement.

     On June 10, 1999, the five investors who purchased the Convertible Debentures in 1998 converted $132,500 principal amount of the debentures into 98,604 shares of common stock at the then-applicable conversion price of $1.3438 per share. Additionally, a total of 8,320 shares of common stock were issued upon the conversion of $11,180 of dividends accrued on the principal amount of debentures converted on that date. Accordingly, as of June 30, 1999, there was a total principal amount of outstanding Convertible Debentures of $1,367,500. Assuming a hypothetical

                DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(4)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT-(CONTINUED)

conversion of this entire remaining principal amount of the Convertible Debentures outstanding as of June 30, 1999, and all interest accrued thereon at the rate of 12% per annum as of June 30, 1999, the Convertible Debentures would be convertible into approximately 1,195,000 shares of the Company's common stock. The Convertible Debentures are callable by the holders thereof.

         On July 8, 1999, the investors converted $75,000 additional principal amount of Convertible Debentures into 66,667 shares of common stock, and converted accrued interest on such principal amount of $10,299 into 9,157 shares of common stock.

         In addition to the sale of the Convertible Debentures, under the Credit Agreement, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital (the "Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 of the Equity Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the draw date and ending two days after the draw date. The Equity Line could not have been utilized, and the Company would have had no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be issued upon conversion of the Convertible Debentures, the Company was obligated to issue an additional $500,000 of Convertible Debentures.

     On June 25, 1999, the Company and the investors entered into a Modification Agreement ("Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations thereunder. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the registration statement. Additionally, the Modification Agreement provides for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's obligation to have the registration statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000, of which $135,000 was paid during the six-month period ended June 30, 1999. Under the Modification Agreement, the Company is to accrue a total of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount is payable at any time after October 1, 1999, upon request for payment therefor by the Investors, in shares of the Company's common stock. The number of shares of common stock issuable upon such payment shall be determined by dividing the total amount of damages accrued by 100% of the average of the closing bid prices of the Company's common stock during the five trading day period immediately preceding the date of such payment. Additionally, under the Modification Agreement, the Company's obligation to pay liquidated damages under the Credit Agreement is abated from June 24, 1999 through September 23, 1999, provided that the registration statement is declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 will accrue for the period between September 24, 1999 and October 23, 1999 if the Registration
Statement is not declared effective before that period. If the registration statement is not declared effective on or before October 31, 1999, the Modification Agreement's provisions providing for the payment of liquidated damages in stock and the abatement of liquidated damages from June 23, 1999 to September 23, 1999 and the provisions allowing the Company to pay liquidated damages in common stock rather than cash may be rescinded at the option of the investors. Except to the extent specifically modified by the Modification Agreement, the terms and conditions of the Credit Agreement and the documents and instruments incorporated in the Credit Agreement shall continue in force.

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

         Under the Credit Agreement, the Company was obligated to issue 50,000 additional Series A warrants to both the placement agent and the investors, collectively, upon the issuance of the additional $500,000 of Convertible Debentures. Because under the Modification Agreement the Company will not issue the additional $500,000 of Convertible Debentures, the Company will not issue additional Series A warrants. Of the warrants that were issued, one-sixth of the market value of the Series A and B warrants was allocated to the Convertible Debenture and five-sixths was allocated to the Equity Line. This allocation was based on the relative notional amounts of the two elements of the Credit Agreement as of the date of the Credit Agreement. The value of the warrants issued to the investors was written off in 1998 as a one-time, non-cash debt issuance cost, because the warrants were immediately exercisable. The value of the warrants issued to the placement agent and allocated to the Convertible Debentures, and $500,000, representing the intrinsic value of the beneficial conversion premium, were written off as non-cash expense in the fourth quarter of 1998, when the Convertible Debentures became callable by the investors.

         The Company also issued, as part of the transaction involving the Credit Agreement, consideration of up to 80,000 shares of its common stock as a fee to the placement agent. Of these shares, 20,000 were issued at the time of the closing. The remaining 60,000 shares were deposited into escrow and were to be released in 6,000 share increments as each $1,000,000 was drawn down under the Equity Line established under the Credit Agreement. Because under the Modification Agreement the Equity Line was cancelled, and therefore the placement agent never would have been entitled to the 60,000 additional shares of common stock deposited in escrow, the escrow was terminated, and the 60,000 shares of common stock were returned to the Company for cancellation.


(5)      BUSINESS SEGMENT INFORMATION

         During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered. Management evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation and non-cash amortization of intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     1999              1998               1999              1998
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $    1,937,000     $   1,879,000      $   3,772,000     $   4,122,000
Home Storage and Organization....................             1,181,000         1,096,000          2,171,000         2,196,000
Flashlights......................................               188,000           445,000            399,000           636,000
Miscellaneous/Mass Market........................               384,000           716,000            992,000           830,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $    3,690,000     $   4,136,000      $   7,334,000     $   7,784,000
                                                         ===============    ==============     ==============    ==============

                    DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(5)      BUSINESS SEGMENT INFORMATION-(CONTINUED)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
OPERATING INCOME (LOSS):                                      1999              1998               1999              1998
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $       39,000     $      84,000      $      19,000     $     378,000
Home Storage and Organization....................               (88,000)          (32,000)          (226,000)          (21,000)
Flashlights......................................               (60,000)           23,000           (186,000)          (76,000)
Miscellaneous/Mass Market........................               (26,000)           32,000              6,000            55,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $     (135,000)    $     107,000      $    (387,000)    $    $336,000
                                                         ===============    ==============     ==============    ==============

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
DEPRECIATION AND AMORTIZATION (1):                            1999              1998               1999              1998
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $       71,000     $      81,000      $     143,000     $     136,000
Home Storage and Organization....................                43,000            47,000             81,000            74,000
Flashlights......................................                 7,000            19,000             15,000            24,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $      121,000     $     147,000      $     239,000     $     234,000
                                                         ===============    ==============     ==============    ==============

(1) Amortization includes all amortization relating to product license rights, non-compete agreements and purchased patents.

Information as to the assets and capital expenditures of the Company is as follows:

                                                            JUNE 30,           DECEMBER 31, 1998
ASSETS:                                                       1999
----------------------------------------------------    ------------------    --------------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................       $       5,341,000     $         4,794,000
Home Storage and Organization....................               3,182,000               3,200,000
Flashlights......................................               1,110,000               1,729,000
Miscellaneous/Mass Market........................                                       1,366,000
                                                                        -
                                                        ------------------    --------------------
       Total assets for reportable segments......               9,633,000              11,089,000

Other Assets.....................................                 870,000                 388,000
Deferred Loan Costs And Other Assets Not
     Allocated To Segments.......................                  49,000                  62,000
                                                        ==================    ====================
       Total.....................................       $      10,552,000     $        11,539,000
                                                        ==================    ====================

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
CAPITAL EXPENDITURES:                                         1999              1998               1999              1998
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $       22,000     $     104,000      $      64,000     $     210,000
Home Storage and Organization....................                13,000            60,000             35,000           112,000
Flashlights......................................                 3,000            25,000              8,000            34,000
Miscellaneous/Mass Market........................                     -                 -                  -                 -
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $       38,000     $     189,000      $     107,000     $     356,000
                                                         ===============    ==============     ==============    ==============

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)      BUSINESS SEGMENT INFORMATION-(CONTINUED)

Information as to the Company's operations in different geographical areas is as follows:

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     1999              1998               1999              1998
-----------------------------------------------------    ---------------    --------------     --------------    --------------
United States....................................        $    3,671,000     $   4,090,000      $   7,259,000     $   7,714,000
Other (1)........................................                19,000            46,000             75,000            70,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $    3,690,000     $   4,136,000      $   7,334,000     $   7,784,000
                                                         ===============    ==============     ==============    ==============

(1)      Includes Canada, Europe and other miscellaneous.

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
OPERATING INCOME (LOSS):                                      1999              1998               1999              1998
-----------------------------------------------------    ---------------    --------------     --------------    --------------
United States....................................             (135,000)           107,000          (387,000)           336,000
                                                         ===============    ==============     ==============    ==============

                                                            JUNE 30,          DECEMBER 31,
ASSETS:                                                        1999               1998
-----------------------------------------------------     --------------    -----------------
United States....................................         $   10,139,000    $      11,089,000
Asia.............................................                413,000              450,000
                                                          --------------    -----------------

       Total.....................................         $   10,552,000    $      11,539,000
                                                          ==============    =================


(6)      STOCK OPTIONS

         The Company has established three stock option programs under which it has granted both non-qualified and incentive stock options to employees, board members, and certain related entities. Under the Company's 1996-1997 non-qualified stock option program (the "Non-Qualified Plan"), the Company granted options to acquire 1,640,000 shares of common stock. The 1996 Incentive Option Plan ("1996 Plan") provides for grants of qualified stock options to acquire a maximum of 300,000 shares of common stock, of which 200,000 options have been granted to date. The exercise price of options granted to employees under either option program equals the market price on the date of grant, and as a result no compensation expense has been recognized in the accompanying financial statements. In January 1999, the Company's former Chairman and CEO, and holder of 900,000 of the options granted in December 1996 (500,000 shares) and January 1997 (400,000 shares) under the Non-Qualified Plan, agreed to cancel those options. In addition to the non-qualified options granted to employees to date, the Company granted non-qualified options to purchase 537,500 shares of common stock to Muito Bem Ltd., an entity controlled by a shareholder and former CEO of the Company, at a strike price of $2.50 per share in December 1996. The shareholder and former executive officer of the Company who owns Muito Bem, Ltd. agreed in January 1999 to cancel all stock options issued to Muito Bem, Ltd.. Additionally, in December 1996, the Company granted a total of 200,000 non-qualified stock options to WAC Research, Inc., an entity owned, in part, by a shareholder and the former CEO of the Company, which options were granted in exchange for the reduction of royalties payable by the Company to WAC on sales of the Softalk products and for reimbursement to the Company of certain travel expenses incurred by the Company's former CEO.

         In May 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option And Incentive Plan (the "1999 Plan"). Under the 1999 Plan, a total of 640,000 shares were reserved for issuance in the form of non-qualified stock options or qualifying Incentive Stock Options. On June 8, 1999, the compensation committee of the Company's Board of Directors granted stock options under the 1999 Plan to purchase a total of 572,000 shares of common stock to various executives, employees and directors of the Company. Such options were as non-qualified options having terms of 10 years from the date of grant. All such options have an exercise price of $1.625 per share, which was 100% of the fair market value on the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three and six-month period ended June 30, 1999 and 1998, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.


                                                For the Three Months Ended                  For the Six Months Ended
                                          ---------------------------------------   -----------------------------------------

                                                                          % OF                                      % OF
                                                                              CHG                                     CHG
                                                                           FROM                                      FROM
                                               JUNE             JUNE      1998 TO        JUNE          JUNE         1998 TO
                                              30, 1999        30, 1998     1999        30, 1999      30, 1998        1999
                                             -----------    -----------   -------     -----------   -----------    --------
Unaudited Statement of Operations Data:

       Product sales                         $ 3,690,000    $4,136,000    (10.8)%     $7,334,000    $7,784,000       (5.8)%
       Cost of sales                           2,169,000     2,563,000    (15.4)       4,378,000     4,637,000       (5.6)
                                             -----------    -----------               -----------   -----------
               Gross margin                    1,521,000     1,573,000     (3.3)       2,956,000     3,147,000       (6.1)
                                             -----------


    Operating Costs and Expenses:

       Selling expenses                          834,000       843,000     (1.0)       1,664,000     1,683,000       (1.1)
       Research and development                   38,000        25,000     49.4           64,000        35,000       82.9
       General and administrative                784,000       598,000     31.1        1,615,000     1,094,000       47.6
                                             -----------    -----------               -----------   -----------
         Total operating costs and expenses    1,656,000     1,466,000     13.0        3,343,000     2,812,000       18.9
                                             -----------    -----------               -----------   -----------


    Other Income (Expense), net:

       Interest expense                         (273,000)     (788,000)   (65.4)        (545,000)     (894,000)     (39.0)
                                             -----------    -----------               -----------   -----------
       Interest income                                 -             -         -              -          3,000          -
                                             -----------    -----------               -----------   -----------
       Other (expense)                                 -             -         -          (1,000)      (21,000)     (96.7)
                                             -----------    -----------               -----------   -----------
       Other income                                    -             -         -           3,000             -          -
                                             -----------    -----------
       Net income (loss)                     $  (408,000)   $ (681,000)   (40.1)%     $ (930,000)   $ (577,000)      61.2%
                                             ===========    ===========               ===========   ===========



Unaudited Supplemental Information:

Revenue by product line type:

 Telecommunication headsets and
   amplifiers and telephone accessories      $ 1,937,000    $1,879,000      3.1%      $3,772,000    $4,122,000       (8.5)%
 Home storage and organization                 1,181,000     1,096,000      7.7        2,171,000     2,196,000       (1.1)
 Miscellaneous/Mass market                       384,000       716,000    (46.4)         992,000       830,000       19.5
 Flashlights.....                                188,000       445,000    (57.7          399,000       636,000      (37.3)
                                             -----------    -----------               -----------   -----------
           Total product sales               $ 3,690,000    $4,136,000    (10.8)%     $7,334,000    $7,784,000
                                             ===========    ===========               ===========   ===========      (5.8)%


The following are explanations of significant period to period changes for the three months ended June 30, 1999 and 1998:

Revenues

         Total Product Sales. Total product sales decreased by $446,000, or 10.8%, from $4,136,000 to $3,690,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

         Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories increased $58,000, or 3.1%, from $1,879,000 to $1,937,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This increase was primarily attributable to a $74,000 increase in sales of telephone shoulder rests as well as an increase in sales of $64,000 in telephone accessories. This increase was partially offset by a decrease in sales of telephone headsets and amplifiers as a result of lower office supply catalogue sales. Overall gross margins in this category increased to 54.8% from 44.3% for the three months ended March 31, 1999, as a result of the sales mix and more efficient production processes.

         Home Storage and Organization. Home storage and organization revenues increased $85,000, or 7.7%, from $1,096,000 to $1,181,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The
increase  is   primarily   attributable   to  an  increase  of  $20,000  in  the
"Expand-A-Drawer"  product  line,  $59,000  in  doorstops  and  $73,000  in  the

"Expand-A-Shelf" product line, offset in part by a decrease of $62,000 in several of the Company's other miscellaneous organizational products, namely shoe organizers and ironing boards. Overall gross margins for products in this category increased from 32.7% to 36.3% for the three months ended March 31, 1999.

         Miscellaneous and Mass Market. Miscellaneous and mass market revenues decreased $332,000, or 46.4%, from $716,000 to $384,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease was primarily the result of the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise. The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase the approximately $1,800,000 of inventory earmarked for sale to Dolgencorp. As of June 30, 1999, Grandway had purchased the entire remaining inventory. Gross margins on products in this category decreased from 28.2% to a negative 6.8% for the three months ended March 31, 1999 as a result of the "pass-through" effect.

         Flashlights. Flashlight revenues decreased $257,000, or 57.7%, from $445,000 to $188,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease was primarily the result of the shipment of two purchase orders being deferred until the beginning of the third quarter of 1999. Overall gross margins for products in this category decreased from 40.8% to 30.2% for the three months ended March 31, 1999, as a result of various changes made to certain flashlight products to increase the quality of these products. Management is addressing this decrease by working with its Asian supplier to effectively source various components from more reliable sub-assembly vendors.


Operating Costs and Expenses

         Selling Expenses. Selling expenses decreased $9,000, or 1.0%, from $843,000 to $834,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease is due in part to a decrease in royalty and commission payments due to lower sales on commissionable and royalty based products, offset by increases in trade show expenditures due to the Company participating in more regional trade shows.

         Research and Development. Research and development increased by $13,000, or 49.4%, from $25,000 to $38,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This increase was primarily attributable to the addition of a full time Vice President of Research and Development.

         General and Administrative Expenses. General and administrative expenses increased $186,000, or 31.1%, from $598,000 to $784,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase in general and administrative expenses was primarily the result of approximately $127,000 in general corporate legal expense, $20,000 in employee recruitment, as well as approximately $36,000 in travel related expenses from increased international travel associated with strengthening Asian supplier relationships.

         Total Operating Costs and Expenses. Total operating costs and expenses increased by $190,000, or 13.0%, from $1,466,000 to $1,656,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, for the reasons discussed above.

         Interest Expense. Interest expense decreased $515,000, or 65.4%, from $788,000 to $273,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease was primarily related to the recognition of a one-time, non-cash charge for the fair value of common stock warrants and a beneficial conversion premium totaling $500,000 and $137,000, respectively, both associated with the issuance of $1,500,000 of Convertible Debentures (the "Convertible Debentures") in May 1998. During the three months ended June 30, 1999, liquidated damages were assessed against the Company in the amount of $135,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures with the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures.

         Net Loss. The net loss decreased by $273,000, or 40.1%, from $681,000 to $408,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due to a combination of the factors described above.

The following are explanations of significant period to period changes for the six months ended June 30, 1999 and 1998:

Revenues

         Total Product Sales. Total product sales decreased by $450,000, or 5.8%, from $7,784,000 to $7,334,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

          Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $350,000, or 8.5%, from $4,122,000 to $3,772,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Of this decrease, $215,000 was attributable to the loss of a private label customer for the Company's "Twisstop" product. Additionally, sales of the Company's Universal and Softalk II products decreased $44,000 and $39,000, respectively. Sales of telephone amplifiers and headsets decreased by $261,000. These decreases were offset in part by increases in sales of the Softalk product of $23,000, the Cord Manager and other Twisstop sales of $180,000. Overall gross margins for telephone accessories increased to 55.5% from 47.3% for the six months ended June 30, 1999, as a result of the sales mix and a more efficient production processes.

         Home Storage and Organization. Home storage and organization revenues decreased $25,000, or 1.1%, from $2,196,000 to $2,171,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Although sales were relatively flat for the period. Overall gross margins for this product category decreased from 31.0% to 29.9% for the three months ended June 30, 1999, as a result of the sales mix.

         Miscellaneous and Mass Market. Miscellaneous and mass market revenues increased $162,000, or 19.5%, from $830,000 to $992,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily the result of the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise. The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase the approximately $1,800,000 of inventory earmarked for sale to Dolgencorp. As of June 30, 1999, Grandway had purchased the entire remaining inventory. Overall gross margins for products in this category decreased from 27.0% to 0.6% for the six months ended June 30, 1999 as a result of the "pass-through" effect.

         Flashlights. Flashlight revenues decreased $237,000, or 37.3%, from $636,000 to $399,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease was primarily the result of the shipment of two purchase orders being deferred until the beginning of the third quarter of 1999. Overall gross margins for products in this category decreased from 35.7% to 22.7% for the six months ended June 30, 1999, as a result of various changes made to certain of its flashlight products to increase the quality of these products. Management is addressing this decrease by working with its Asian supplier to effectively source various components from more reliable sub-assembly vendors.



Operating Costs and Expenses

         Selling Expenses. Selling expenses decreased $19,000, or 1.1%, from $1,683,000 to $1,664,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease is due in part from a decrease in royalty and commission payments due to lower sales on commissionable and royalty based products, offset by increases in advertising expense as the result of the Company securing additional pages in certain office product catalogues and trade show expenditures due to the Company participating in more regional trade shows.

         Research and Development. Research and development increased by $29,000, or 82.9%, from $35,000 to $64,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily attributable to the addition of a full time Vice President of Research and Development.

         General and Administrative Expenses. General and administrative expenses increased $521,000, or 47.6%, from $1,094,000 to $1,615,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase in general and administrative expenses was primarily the result of approximately $120,000 in non-recurring legal expense incurred as a result of the Company's internal investigation which concluded on January 14, 1999 as well as $82,000 in additional legal expense related to various general corporate matters, as well as approximately $210,000 in combined severance paid to the Company's former Chairman and CEO who resigned on January 14, 1999 and the former President of the Company who resigned effective March 17, 1999. Additionally, travel expenditures increased by approximately $58,000 resulting from increased international travel associated with strengthening Asian supplier relationships.

         Total Operating Costs and Expenses. Total operating costs and expenses increased by $531,000, or 18.9%, from $2,812,000 to $3,343,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, for the reasons discussed above.

         Interest Expense. Interest expense decreased $349,000, or 39.0%, from $894,000 to $545,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease was primarily related to the recognition of a one-time, non-cash charge for the fair value of common stock warrants and a beneficial conversion premium totaling $500,000 and $137,000, respectively, both associated with the issuance of $1,500,000 of Convertible Debentures (the "Convertible Debentures") in May 1998. During the six months ended June 30, 1999, liquidated damages were assessed against the Company in the amount of $258,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures with the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures.

         Interest Income. Interest income, decreased $3,000, from $3,000 to $-0-for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

         Other Expense. Other expense decreased $20,000, from $21,000 to $1,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease was primarily the result of a loss on the sale of equipment sold by the Company in the six months ended June 30, 1998 that did not occur in the six months ended June 30, 1999.

         Other Income. Other income, increased $3,000, from $-0- to $3,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

         Net Loss. The net loss increased by $353,000, or 61.2%, from $577,000 to $930,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due to a combination of the factors described above.


Liquidity and Capital Resources

         General

         The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facilities. On May 27, 1998, the Company obtained a secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by both the Company's accounts receivable and inventories. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. On June 30, 1999, the Company and its lending institution entered into a Fourth Amendment to the Credit Agreement (the "Fourth Amendment"). Pursuant to the Fourth Amendment, certain definitions have been modified, as follows: (i) the maximum line decreased from $5,000,000 to $4,000,000; (ii) the inventory advance rate decreases from 48% to 40% between July1, 1999 and October 1, 1999; (iii) the accounts receivable advance rate decreased from 85% to 78%; and (iv) the volume rebate accrual increased from $15,000 on June 1, 1999 to $300,000 at January 1, 2000. This accrual goes to $-0- when the volume rebates are paid in February 2000, and will begin to accrue over the remainder of calendar year 2000 to the maximum $300,000 amount. At June 30, 1999, the Company was in default of certain of these covenants, however, the Company presently is negotiating and anticipates that it will be able to obtain a waiver from the lending institution. The Company and the lending institution are negotiating an amendment to the loan agreement that will change the terms of certain of the financial covenants and ratios for the remainder of 1999 and for calendar year 2000. The interest rate presently applicable to the revolving credit line is prime plus three percent, with interest payable monthly. At June 30, 1999, the Company had $325,000 of cash and $1,651,000 of availability under its credit facility. The Company anticipates that its principal uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements and for other general corporate purposes. Based on current operations and anticipated cost savings through operating efficiencies, the Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes during the next twelve months.

         On July 21, 1999, the Company entered into an agreement to sell its corporate headquarters facility for $3,200,000. This transaction is anticipated to close no later than 90 days from the date of the agreement. Simultaneous with the sale, the Company will enter into a 20-year leaseback agreement with the purchasing party. The net proceeds to the Company will be approximately $1,200,000, after paying long-term debt secured by the building, broker and legal fees, and other ancillary charges. The proceeds from the sale will be used for working capital purposes. The party that agreed to purchase the building is not affiliated with or related to the Company or any of its officers or directors.

         On May 22, 1998, the Company closed a transaction that provided net capital proceeds of $1,335,000. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit

Agreement") between the Company and a group of five unaffiliated investors. These funds were raised pursuant to the sale by the Company of Convertible Debentures in the aggregate principal amount of $1,500,000. The Convertible Debentures are convertible into the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the common stock as quoted on the Nasdaq SmallCap Market during the 22 trading-day period immediately preceding the conversion date or (ii) $4.624, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the Credit Agreement. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital the ("Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 under the Equity Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the draw date and ending two days after the draw date. The Equity Line could not have been utilized, and the Company had no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be issued upon conversion of the Convertible Debentures, the Company was obligated to issue an additional $500,000 of Convertible Debentures (see Note 4 to the condensed consolidated financial statements). The Company filed a registration statement on Form SB-2 as required by the Credit Agreement and has filed two pre-effective amendments to that registration statement. However, the registration statement is not effective as of the date of this report, and there can be no assurance that the registration statement will be declared effective.

         On June 25, 1999, the Company and the investors entered into a Modification Agreement ("Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations thereunder. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the registration statement. Additionally, the Modification Agreement provides for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's obligation to have the registration statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000, of which $135,000 was paid in the six-month period ended June 30, 1999. Under the Modification Agreement, the Company is to accrue a total of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount is payable at any time after October 1, 1999, upon request for payment therefore by the Investors, in shares of the Company's common stock. The number of shares of common stock issuable upon such payment shall be determined by dividing the total amount of damages accrued by 100% of the average of the closing bid prices of the Company's common stock during the five trading day period immediately preceding the date of such payment. Additionally, under the Modification Agreement, the Company's obligation to pay liquidated damages under the Credit Agreement is abated from June 24, 1999 through September 23, 1999, provided that the registration statement is declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 will accrue for the period between September 24, 1999 and October 23, 1999 if the Registration Statement is not declared effective before that period. If the registration statement is not declared effective on or before October 31, 1999, the Modification Agreement's provisions providing for the payment of liquidated damages in stock and the abatement of liquidated damages from June 23, 1999 to September 23, 1999 and the provisions allowing the Company to pay liquidated damages in common stock rather than cash may be rescinded at the option of the Investors. Except to the extent specifically modified by the Modification Agreement, the terms and conditions of the Credit Agreement and the documents and instruments incorporated in the Credit Agreement shall continue in force.


         June 30, 1999 Compared to December 31, 1998

         As of June 30, 1999, the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $2,366,000, an increase of 6.0%, or $135,000, from December 31, 1998 when liquid assets were $2,231,000. Cash increased $323,000, or 16,150.0%, to $325,000 at June 30, 1999 from $2,000 at
December 31, 1998. This increase in cash was primarily the result of the Company utilizing its revolving credit facility, under which the Company makes "draws" to fund capital expenditures, purchase inventory and for general-purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. The increase in cash resulted from the fact that the amounts in the account as of June 30, 1999 were not yet swept and applied against outstanding draws. Trade accounts receivable decreased $188,000, or 8.4%, to $2,041,000 at June 30, 1999 from $2,229,000 at
December 31, 1998. This decrease is primarily the result of lower sales and improved collections.

         Current assets decreased by $821,000, or 11.1%, to $6,584,000 at June 30, 1999 from $7,405,000 at December 31, 1998. This decrease was primarily the result of a decrease in accounts receivable-trade of $188,000, discussed above. Inventory levels decreased by $1,115,000 primarily due to the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise, whereby Grandway agreed to make guaranteed minimum monthly inventory draws of $103,000 or cost plus three percent until the remaining approximately $1,000,000 of inventory is purchased. As of June 30, 1999, Grandway had purchased the entire remaining inventory. The decrease in current assets was offset in part by an increase in cash as discussed above.

         Long-term assets decreased $166,000, or 4.0%, to $3,968,000 at June 30, 1999 from $4,134,000 at December 31, 1998. This decrease was primarily the result of recurring depreciation of building and equipment, and amortization of deferred loan costs, and other intangibles.

         Current liabilities decreased by $1,081,000, or 1.4%, to $5,893,000 at June 30, 1999 from $6,974,000 at December 31, 1998. This decrease was primarily the result of the Company entering into a "Deposit Payable Conversion Agreement" dated February 4, 1999 between the Company and Touchstone Transport Services, Inc., an entity located in the Philippines. During the first quarter of 1998, in connection with an ongoing offering of the Company's common stock to offshore investors under Regulation S of the Securities Act of 1933, the Company received a wire transfer in the amount of $1,000,000. However, no specific subscription agreement or other contract was ever prepared or executed in connection with this wire transfer, and the Company never issued any securities in conjunction with the transfer. Subsequently, the wire transfer was recorded as a payable. The Company had the use of the transferred funds for approximately ten months, in exchange for which it neither issued any securities nor paid any principal or interest in respect of the payable. In January 1999, the Company requested that the depositor of the $1,000,000 wire transfer agree to convert the payable that had been recorded into shares of the Company's restricted common stock. The depositor agreed to convert the payable into 500,000 shares of the Company's restricted common stock, which were issued to an entity affiliated with the depositor. Additionally, accrued advertising decreased $225,000 and trade accounts payable decreased $568,000. These decreases were offset in part by an increase of $960,000 in short-term notes payable as a result of additional borrowings under the Company's revolving line of credit.

         The Company's working capital decreased by $740,000, or 51.7%, to $691,000 at June 30, 1999 from $1,431,000 at December 31, 1998, for the reasons described above.

         The Company used net cash of $380,000 in operating activities during the six months ended June 30, 1999, primarily as a result of the net loss incurred during the period, offset in part from decreased inventory levels and trade accounts receivable.

         The Company used net cash of $87,000 in investing activities during the six months ended June 30, 1999, primarily for capital expenditures relating to the Company's Year 2000 remediation efforts.

         The Company provided net cash of $790,000 from financing activities during the three months ended June 30, 1999, primarily due to borrowings under the Company's revolving line-of-credit, offset in part by payments made on long-term debt during the period.

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

         The Company uses and is dependent upon computer systems and software to conduct its business. In the fourth quarter of 1997, the Company began implementing a new accounting and materials resource planning integrated software system. The software system, Made2Manage, was purchased with the Year 2000 issue in mind, and is represented by its manufacturer to be Year 2000 compliant in all material respects. Consequently, the Company believes its core enterprise resource planning and accounting systems will not be affected by the Year 2000 problem. However, the Company uses many different software programs to process and summarize business transactions. The Company has completed its Year 2000 evaluation and remediation of these various internal computer systems. Based on its efforts to date, the Company presently believes that the Year 2000 problem will not materially affect the operation of its internal computer systems, hardware, software or its internal operations that are dependent, in material part, on embedded microchips or computer controllers, including the HVAC, security and telephone systems located at the Company's headquarters. There can be no assurance, however, that the Company's internal systems and operations will not be adversely affected by the Year 2000 problem.

         In its evaluation and remediation program, the Company utilized both internal and external resources to reprogram or replace non-compliant software for Year 2000 modifications. The total cost of the Year 2000 project to date is approximately $193,000, which has been funded through operating cash flows and the Company's existing $4,000,000 secured credit facility. Of this cost, approximately $120,000 was attributable to the purchase of new software or equipment that will be capitalized. The remaining $73,000 has been expensed as incurred. The Company does not anticipate incurring additional material expenses related to its Year 2000 remediation efforts in respect of its internal systems and operations.

         The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. Additionally, in March 1999, the Company, through its own information technology personnel and its Chief Financial Officer, conducted on-site reviews of certain of its key Asian suppliers to ascertain, to the extent possible, the Company's exposure to manufacturing delays or stoppages as a result of those suppliers' failure to remediate their Year 2000 problems. Based on those efforts, the Company does not presently anticipate that its operations will be adversely affected as a result of the Year 2000 problem as it may affect the Company's key suppliers' internal systems. However, there can be no assurance that the systems of other companies on which the Company relies for products and services will be timely assessed and, where appropriate remediated, or that other companies' failure to become Year 2000 compliant would not have a material adverse effect on the Company, its operations and financial condition. The
Company does not presently have a completed contingency plan to address operational difficulties in the event the Company's Year 2000 evaluation and remediation efforts to date prove to be unsuccessful.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to, potential increases in inventory costs, competition, and the Company's ability to obtain additional working capital to fund future growth.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         On July 6, 1999, the Company filed a lawsuit in Third District Court for the State of Utah in Salt Lake City against Dale C. Gledhill, a former vice president of the Company ("Gledhill"). The complaint alleges that, upon the termination of his employment with the Company, Gledhill immediately and for the benefit of himself or other parties unrelated to the Company, commenced using information identifying the Company's sources of supply, vendors, manufacturer's representatives, all of which information derived significant independent economic value from not being generally known to, and not being readily ascertainable by proper means by, other persons who could obtain economic value from its disclosure or use and, as such is confidential and proprietary to the Company. The complaint also alleges that Gledhill breached his fiduciary duty to the Company and misappropriated corporate opportunities. The complaint asserts claims for breach of fiduciary duty, misappropriation of trade secrets, breach of contract, tortious interference, unfair competition, usurpation of corporate opportunity, accounting, and defamation. The Company seeks injunctive relief in the form an a court order prohibiting Gledhill from engaging in unfair competition and unauthorized use of the Company's trade secrets and money damages in an unspecified amount.

         On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999. American Stock Transfer, New York, New York presently is the Company's stock transfer agent. Alpha Tech's complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech has not yet served the complaint; the Company learned about the complaint through an unrelated third party. The Company disputes the claims of Alpha Tech's complaint. If process is served, the Company intends to vigorously defend the suit.

         On February 22, 1999, the Company received a demand letter from counsel for Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"). In the letter, Mag accused the Company of infringing certain of Mag's patents and committing false advertising and unfair competition. Attached to the demand letter was a copy of a complaint filed in the U.S. District Court for the Central District of California on February 19, 1999. The complaint alleges that the Company has infringed three patents owned by Mag, and seeks (i) an order enjoining the Company from infringing Mag's patents, (ii) the delivery to the Court of all flashlights which infringe Mag's patents, (iii) that the Company identify all entities who have purchased, distributed or sold any infringing products, (iv) that the Company deliver to the Court all documents reflecting or relating to the purchase, sale or distribution of any flashlights which infringe Mag's patents, (v) money damages sustained by Mag by reason of the alleged patent infringement, including interest, costs, and attorney's fees. The demand letter specified that the complaint was filed as a "precaution," and that Mag will refrain from serving the complaint on the Company pending the receipt of certain assurances from the Company. During the quarter ended June 30, 1999, Mag and the Company agreed to pursue their efforts to settle the dispute and, pending such discussions, the complaint would be dismissed without prejudice upon the joint stipulation of the parties. The Company has expressly agreed with Mag, however, that if the pending disputes are not settled, Mag may refile the complaint in the same court and venue.

         On August 6, 1999, the Company settled litigation with a Canadian brokerage firm captioned as Canaccord Capital Corporation ("Canaccord") vs. Dynatec International, Inc., Civil No. 2:98-cv-420C, that had been pending in the United States District Court for the District of Utah. Canaccord initially sued seeking injunctive relief and money damages stemming from the Company's allegedly wrongful cancellation of 125,000 shares of the Company's common stock in January 1998. Canaccord claimed that it suffered damage from a market shortage and deficiency to various accounts which had previously been sold by Canaccord as a result of the allegedly wrongful cancellation of shares. On July 17, 1998, the District Court entered a preliminary injunction requiring the Company to reissue 125,000 shares in the name of CEDE & Company, as the market clearing house, to replace the alleged market shortage. The court preserved Canaccord's remaining claims for money damages and the return of an additional block of shares alleged to have been wrongfully cancelled. The Company named various third party defendants to whom it believes the shares may have been improperly issued and is seeking either recovery of the shares or the recovery of damages. Pursuant to the global settlement, the Company and the other parties to the litigation stipulated to the dismissal of the lawsuit and the entry by the court of an order making its preliminary injunction order permanent.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.

Item 2(c).  Recent Sales of Unregistered Securities

         During the three month period ended June 30, 1999, the Company sold the following equity securities that were not registered under the Securities Act of 1933:

Conversions of Convertible Debentures

         On June 10, 1999, five investors who purchased a total of $1,500,000 of the Company's convertible debentures in May 1998 converted total principal amount of $132,500 of the debentures into 98,604 shares of common stock at the then-applicable conversion price of $1.3438 per share. Additionally, a total of 8,320 shares of common stock were issued upon the conversion of $11,180 of dividends accrued on the principal amount of debentures converted on that date. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act, and the rules and regulations promulgated under that section including Regulation D. Such shares of common stock were issued as restricted securities and the certificate representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption, except for that portion of such shares as were subject to sales under Rule 144 under the Securities Act.

Stock Options

         On June 8, 1999, the compensation committee of the Company's Board of Directors granted stock options to purchase a total of 572,000 shares of common stock to various executives, employees and directors of the Company. Such options were granted pursuant to the Company's 1999 Stock Option And Incentive Plan, and were granted as non-qualified options having terms of 10 years from the date of grant. All such options have an exercise price of $1.625 per share, which was 100% of the fair market value on the grant date. Such options were granted without registration under the Securities Act, although the Company intends to file a registration statement on Form S-8 covering the shares of common stock issuable upon the exercise of such options.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.       Description

    10 Modification Agreement between the Company, the investors who acquired the Convertible Debentures, and the placement agent, dated as of June 25, 1999, incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form SB-2, filed July 2, 1999 (File No. 333-57921).

    27            Financial data schedule (for SEC use only).


(b)    Forms 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DYNATEC INTERNATIONAL, INC.



/s/ Frederick W. Volcansek, Sr.                      August 12, 1999
--------------------------------------               ---------------
Frederick W. Volcansek, Sr.                          Date
Chairman & Chief Executive Officer



/s/ Paul A. Boyer                                    August 12, 1999
--------------------------------------               ---------------
Paul A. Boyer                                        Date
Senior Vice President &
Chief Financial Officer