Form 10QSB
period 1999-09-30
DYNATEC INTERNATIONAL INC
filed 1999-11-15
CIK 752208

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from       to

Commission File Number:    0-12806


                          DYNATEC INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

      UTAH                                           87-0367267
-----------------------                          -------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
  incorporation or organization)


     3820 Great Lakes Drive
     Salt Lake City, Utah                                     84120
-------------------------------                  -------------------------------
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

 X  yes        no

The Company had 3,756,903 shares of common stock outstanding at November 5, 1999.

The aggregate market value of voting stock held by non-affiliates of the Company at November 5, 1999 was $2,753,282.

Transitional small business disclosure format.   Yes       No  X

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of  September 30, 1999 and December 31, 1998............3

         Condensed Consolidated Statements of Operations for the three months ended
         September 30, 1999 and 1998, respectively........................................................5

         Condensed Consolidated Statements of Operations for the nine months ended
         September 30, 1999 and 1998, respectively........................................................6

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and 1998, respectively........................................................7

         Notes to Condensed Consolidated Financial Statements.............................................9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........16



PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................................24

Item 2(c).   Recent Sales of Unregistered Securities.....................................................25

Item 6.      Exhibits and Reports on Form 8-K............................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                    September 30,          December 31,
                                                                                        1999                   1998
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $     141,680           $       2,268
    Trade accounts receivable, net of allowance for doubtful accounts of $30,846
       and $30,190, respectively                                                       2,228,560               2,229,157
    Accounts receivable - other                                                              970                     110
    Inventories (see Note 2)                                                           3,640,877               4,857,241
    Prepaid expenses and other                                                           501,651                 316,347
                                                                                   -------------           -------------
                Total current assets                                                   6,513,738               7,405,123
                                                                                   -------------           -------------

LAND, BUILDING AND EQUIPMENT, at cost:
    Land                                                                                 365,860                 365,860
    Building and improvements                                                          2,226,988               2,214,144
    Furniture, fixtures and equipment                                                  3,550,823               3,554,045
                                                                                   -------------           -------------
                                                                                       6,143,671               6,134,049

    Less accumulated depreciation and amortization                                     2,486,456               2,336,427
                                                                                   -------------           -------------

                Net land, building and  equipment                                      3,657,215               3,797,622
                                                                                   -------------           -------------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $431,651
    and $382,170, respectively (see Note 3)                                              214,928                 205,102
                                                                                   -------------           -------------
DEFERRED LOAN COSTS, net of accumulated amortization of $34,065 and
    $14,903, respectively                                                                 42,581                  61,743
                                                                                   -------------           -------------

OTHER ASSETS                                                                              71,024                  69,337
                                                                                   -------------           -------------

                                                                                   $  10,499,486           $  11,538,927
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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    September 30,           December 31,
                                                                                        1999                   1998
                                                                                    (Unaudited)
CURRENT LIABILITIES:
    Short-term note payable                                                        $   2,503,277           $   1,389,223
    Convertible debentures                                                             1,699,846               1,667,079
    Current portion of long-term debt                                                    153,554                 246,855
    Current portion of capital lease obligations                                          32,829                  17,881
    Accounts payable                                                                   1,383,798               1,518,316
    Accounts payable - other                                                                   -                   9,000
    Accounts payable-related party                                                             -                  98,403
    Accrued expenses                                                                     454,699                 637,051
    Accrued advertising                                                                  152,478                 320,000
    Accrued royalties payable                                                             64,806                  70,246
                                                                                   -------------           -------------

              Total current liabilities                                                6,445,287               5,974,054

LONG-TERM DEBT, net of current portion                                                 1,850,311               2,006,518

DEPOSIT FOR STOCK ISSUANCE                                                                     -               1,000,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                         63,330                  28,654
                                                                                   -------------           -------------

              Total liabilities                                                        8,358,928               9,009,226
                                                                                   -------------           -------------

STOCKHOLDERS' EQUITY (see Note 4):
    Common stock, $.01 par value; 100,000,000 shares authorized and 3,574,373
       and 2,891,627 shares outstanding, respectively                                     35,744                  28,916
    Treasury stock, at cost, 91,515 shares                                              (915,150)               (915,150)
    Additional paid-in capital                                                         8,253,543               7,041,690
    Accumulated deficit                                                               (5,233,579)             (3,625,755)
                                                                                   -------------           -------------

              Total stockholders' equity                                               2,140,558               2,529,701
                                                                                   -------------           -------------

                                                                                   $  10,499,486           $  11,538,927
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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Three Months Ended       Three Months Ended
                                                                                September 30, 1999       September 30, 1998
                                                                                    (Unaudited)             (Unaudited)

   PRODUCT SALES                                                                   $   3,540,463           $   4,382,334
   COST OF SALES                                                                       2,081,965               2,788,193
                                                                                   -------------           -------------

          Gross Margin                                                                 1,458,498               1,594,141
                                                                                   -------------           -------------

   OPERATING COSTS AND EXPENSES:
       Selling expenses                                                                1,109,463                 903,386
       Research and development                                                           36,818                  12,045
       General and administrative                                                        834,353                 693,086
                                                                                   -------------           -------------

          Total operating costs and expenses                                           1,980,634               1,608,517
                                                                                   -------------           -------------

                     Loss  from operations                                              (522,136)                (14,376)
                                                                                   -------------           -------------

   OTHER EXPENSE:
       Interest expense (see Note 5)                                                    (155,474)               (243,989)
       Other income                                                                        1,525                       -
       Gain (loss) on sale of assets                                                       1,580                  (1,284)
                                                                                   -------------           -------------

          Total other expense, net                                                      (152,369)               (245,273)
                                                                                   -------------           -------------

             Loss before income tax provision                                           (674,505)               (259,649)

   INCOME TAX PROVISION                                                                        -                       -
                                                                                   -------------           -------------

             Net loss                                                              $    (674,505)          $    (259,649)
                                                                                   =============           =============

   BASIC NET LOSS PER SHARE                                                        $        (.20)          $        (.09)
                                                                                   =============           =============

   DILUTED NET LOSS PER SHARE (see Note 2)                                         $        (.20)          $        (.09)
                                                                                   =============           =============

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                         3,303,371               2,820,802
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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Nine months Ended       Nine Months Ended
                                                                                September 30, 1999      September 30, 1998
                                                                                    (Unaudited)             (Unaudited)

   PRODUCT SALES                                                                   $  10,874,236           $  12,166,092
   COST OF SALES                                                                       6,459,535               7,424,393
                                                                                   -------------           -------------

          Gross Margin                                                                 4,414,701               4,741,699
                                                                                   -------------           -------------

   OPERATING COSTS AND EXPENSES:
       Selling expenses                                                                2,773,528               2,586,079
       Research and development                                                          100,642                  47,528
       General and administrative                                                      2,449,495               1,786,857
                                                                                   -------------           -------------

          Total operating costs and expenses                                           5,323,665               4,420,464
                                                                                   -------------           -------------

             Income (loss) from operations                                              (908,964)                321,235
                                                                                   -------------           -------------

   OTHER INCOME (EXPENSE), net:
       Interest expense (see Note 5)                                                    (701,321)             (1,138,377)
       Interest income                                                                         -                   3,340
       Other income                                                                        4,581                       -
       Gain (loss) on sale of assets                                                         881                 (22,615)
                                                                                   -------------           -------------

          Total other expense, net                                                      (695,859)             (1,157,652)
                                                                                   -------------           -------------

             Loss before income tax provision                                         (1,604,823)               (836,417)

   INCOME TAX PROVISION                                                                    3,000                            -
                                                                                   -------------           -------------

             Net loss                                                              $  (1,607,823)          $    (836,417)
                                                                                   =============           =============

   BASIC NET LOSS PER SHARE                                                        $        (.49)          $        (.30)
                                                                                   =============           =============

   DILUTED NET LOSS PER SHARE (see Note 2)                                         $        (.49)          $        (.30)
                                                                                   =============           =============

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                         3,303,371               2,820,802
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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended        Nine Months Ended
                                                                                 September 30, 1999       September 30, 1998
                                                                                     (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $  (1,607,823)          $    (836,417)

   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   398,981                 359,723
         Amortization of deferred loan costs                                              19,161                  53,071
         Interest expense on convertible debentures                                      308,932                 685,611
         (Gain) loss on sale of assets                                                      (881)                 22,616
         Changes in assets and liabilities:
               Trade accounts receivable                                                     597                (708,311)
               Accounts receivable - other                                                  (860)                426,131
               Inventories                                                             1,216,364              (2,267,986)
               Prepaid expenses and other                                               (186,991)                 30,534
               Trade accounts payable                                                   (134,518)                (82,998)
               Accounts payable - other                                                 (107,403)                (21,375)
               Accrued expenses                                                         (257,837)                 19,555
               Accrued advertising                                                      (167,522)               (170,194)
               Accrued royalties                                                          (5,440)                 51,052
               Income tax payable                                                         18,000                       -
                                                                                   -------------           -------------
                  Net cash used in operating activities                                 (507,240)             (2,438,988)
                                                                                   -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                                        26,124                  48,006
  Purchase of property and equipment                                                    (224,179)               (376,195)
                                                                                   -------------           -------------
                  Net cash used in investing activities                                 (198,055)               (328,189)
                                                                                   -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                     1,114,054                 616,261
  Increase in debt issuance costs                                                              -                (275,640)
  Principal payments on long-term debt                                                  (249,508)               (749,944)
  Payments on capital lease obligations                                                  (19,839)                (12,476)
  Proceeds from capital addition                                                               -                 580,000
  Proceeds from convertible debenture offering                                                 -               1,500,000
  Proceeds from deposit for stock issuance                                                     -                 940,000
                                                                                   -------------           -------------
                  Net cash provided by financing activities                              844,707               2,598,201
                                                                                   -------------           -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     139,412                (168,976)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       2,268                 332,894
                                                                                   -------------           -------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                     $     141,680           $     163,918
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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                 Nine Months Ended        Nine Months Ended
                                                                                September 30, 1999       September 30, 1998
                                                                                    (Unaudited)              (Unaudited)

    Cash paid for interest................................................         $     414,612           $     422,140
                                                                                   =============           =============

    Share certificate cancelled...........................................         $           -           $     250,000
                                                                                   =============           =============

    Debt issuance cost attributable to warrants to placement agent........         $           -           $     426,000
                                                                                   =============           =============

    Convertible debt discount associated with warrants to investors.......         $           -           $     426,000
                                                                                   =============           =============

    Conversion of Convertible Debentures and accrued interest for
       Common stock.......................................................         $     218,680           $           -
                                                                                   =============           =============

    Issuance of 500,000 shares of restricted stock........................         $   1,000,000           $           -
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

         The Company's business follows seasonal trends. As a result the Company historically experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

         The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 1999.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

           Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, flashlights, and other miscellaneous products sold to mass market merchandisers as of September 30, 1999 and December 31, 1998, respectively, are summarized as follows:

                                              September 30,         December 31,
                                                   1999                 1998
                                             -----------------    -----------------
Raw materials............................    $       932,959      $       902,703
Work-in-Process..........................            153,961              309,815
Finished Goods...........................          2,553,957            3,644,723
                                             =================    =================
                                             $     3,640,877      $     4,857,241
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

         The Company has recognized no tax benefit for the net operating losses incurred during the three and nine-month periods ended September 30, 1999 due to uncertainties about the Company's ability to generate future earnings to offset such losses.

Basic and Diluted Net Loss Per Common Share

         Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented.

         In calculating net loss per share for the three and nine months ended September 30, 1999 and 1998, there were warrants and options to purchase 1,556,000 and 1,687,500 potential common shares, respectively, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  prior  period's consolidated financial statements to conform with the current year presentation.


(3) TRADEMARKS AND OTHER INTANGIBLES

         On July 15, 1999 the Company purchased the assets of Transworld Products, Inc. ("Transworld) at a purchase price of $85,000. Transworld is a manufacturer of telephone shoulder rests and was a main competitor of the Company in that product line.In exchange for the purchase price payment, the Company acquired certain assets of Transworld, including machinery and equipment, inventory, and intangible assets that include a non-compete agreement and trademarks. Additionally, $34,000 of the purchase price was allocated to goodwill, which is being amortized over a 24-month period.

(4)  STOCKHOLDERS' EQUITY

         On February 4, 1999, the Company entered into a deposit payable conversion agreement, whereby a $1,000,000 deposit received by the Company in early 1998 and recorded as a liability in the accompanying balance sheet as of December 31, 1998 was cancelled, and the Company issued 500,000 shares of restricted common stock to the depositor.


(5)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

         On May 22, 1998, the Company closed a transaction that provided net capital proceeds of $1,335,000. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. These funds were raised pursuant to the sale by the Company of Convertible Debentures (the "Convertible Debentures") in the aggregate

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5) CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT-(CONTINUED)

principal amount of $1,500,000 due May 22, 2001. The Convertible Debentures are convertible into shares of the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the Company's common stock during the 22-trading-day period immediately preceding the conversion date or (ii) $6.50, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the agreement.

     As of November 5, 1999 the investors have converted the following amounts of principal and interest accrued thereon in to the following amounts of common stock :

  Date of             Conversion           Principal            Number of                              Number of
 Conversion           Price/Share            Amount              Shares         Interest Amount         Shares
------------          -----------            ------            ----------       ---------------       ------------
  6/10/99               $1.3438             $132,500             98,604             $11,180              8,320
  7/10/99               $0.9891             $ 65,934             66,667             $ 9,066              9,157
  10/8/99               $0.7500             $ 53,000             70,666             $ 8,904             11,872


Accordingly, as of September 30, 1999, there was a total principal amount of outstanding Convertible Debentures of $1,301,566. Assuming a hypothetical conversion of this entire remaining principal amount of the Convertible Debentures outstanding as of September 30, 1999, and all interest accrued thereon at the rate of 12% per annum as of September 30, 1999, the Convertible Debentures would be convertible into approximately 1,960,000 shares of the Company's common stock. The Convertible Debentures are callable by the holders thereof.

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

     On June 25, 1999, the Company and the investors entered into a Modification Agreement ("Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations thereunder. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the registration statement. Additionally, the Modification Agreement provides for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's obligation to have the registration statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000, of which $135,000 was paid during the nine-month period ended September 30, 1999. Under the Modification Agreement, the Company is to accrue a total of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount is payable at any time after October 1, 1999, upon request for payment therefor by the Investors, in shares of the Company's common stock. The number of shares of common stock issuable upon such payment shall be determined by dividing the total amount of damages accrued by 100% of the average of the closing bid prices of the Company's common stock during the five trading day period immediately preceding the date of such payment. Additionally, under the Modification Agreement, the Company's obligation to pay liquidated damages under the Credit Agreement was abated from June 24, 1999 through September 23, 1999, provided that the registration statement was declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 were to have accrued for the period between September 24, 1999 and October 23, 1999 if the Registration Statement is not declared effective before

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)      CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT-(CONTINUED)
October 31, 1999. If the registration statement was not declared effective on or before October 31, 1999, the Modification Agreement's provisions providing for the payment of liquidated damages in stock and the abatement of liquidated damages from June 23, 1999 to September 23, 1999 and the provisions allowing the Company to pay liquidateddamages in common stock rather than cash were subject to rescission at the option of the Investors. Except to the extent specifically modified by the Modification Agreement, the terms and conditions of the Credit Agreement and the documents and instruments incorporated in the Credit Agreement shall continue in force.

     Although the Company filed an amendment to the registration statement on July 2, 1999, the registration statement was not effective by the October 31, 1999 deadline set forth in the Modification Agreement. Moreover, because the Company's pending preliminary proxy statement is being reviewed by the Securities and Exchange Commission in tandem with the pending registration statement, the Company was not able to hold its annual meeting of shareholders by the October 31, 1999 deadline. On November 12, 1999, the Company and the Investors executed an amendment to the Modification Agreement that substituted February 15, 2000 for the October 31, 1999 deadline originally in the Modification Agreement. Consequently, the accrual of liquidated damages will be deferred from June 24, 1999 until February 15, 2000, provided that the registration statement becomes effective and shareholder approval of the transaction is obtained on or before that date. Liquidated damages from February 24, 1999 through June 23, 1999 have been accrued and continue to be payable by the Company as specified in the Modification Agreement. The November 12, 1999, agreement also amended the Convertible Debentures such that, even if the Convertible Debentures are still outstanding at their maturity date, May 22, 2001, the Convertible Debentures will not be autormatically converted into common stock unless the holders so elect.

         Also in connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants have been issued as Series A and Series B as follows:

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

         Under the Credit Agreement, the Company was obligated to issue 50,000 additional Series A warrants to both the placement agent and the investors, collectively, upon the issuance of the additional $500,000 of Convertible Debentures. Because the Modification Agreement cancelled irrevocably the Company's obligations with respect to the additional $500,000 of Convertible Debentures, the Company will not issue additional Series A warrants. Of the warrants that were issued, one-sixth of the market value of the Series A and B warrants was allocated to the Convertible Debenture and five-sixths was allocated to the Equity Line. This allocation was based on the relative notional amounts of the two elements of the Credit Agreement as of the date of the Credit Agreement. The value of the warrants issued to the investors was written off in 1998 as a one-time, non-cash debt issuance cost, because the warrants were immediately exercisable. The value of the warrants issued to the placement agent and allocated to the Convertible Debentures, and $500,000, representing the intrinsic value of the beneficial conversion premium, were written off as non-cash expense in the fourth quarter of 1998, when the Convertible Debentures became callable by the investors.

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

(6)      BUSINESS SEGMENT INFORMATION

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

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                         --------------------------------     ---------------------------------
REVENUES:                                                     1999              1998              1999               1998
-----------------------------------------------------    ---------------    -------------     --------------    ---------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $    1,700,000     $  1,855,000      $   5,472,000     $    5,977,000
Home Storage and Organization....................             1,339,000        1,302,000          3,510,000          3,498,000
Flashlights......................................               501,000          202,000            900,000            837,000
Miscellaneous/Mass Market........................                     -        1,023,000            992,000          1,854,000
                                                         ---------------    -------------     --------------    ---------------

       Total.....................................        $    3,540,000     $  4,382,000      $  10,874,000     $   12,166,000
                                                         ===============    =============     ==============    ===============


                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ---------------------------------    --------------------------------
OPERATING INCOME (LOSS):                                      1999              1998              1999              1998
-----------------------------------------------------    ---------------    --------------    --------------    --------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $      (38,000)    $    180,000      $     (19,000)          $558,000
Home Storage and Organization....................              (243,000)         (33,000)          (469,000)           (54,000)
Flashlights......................................              (241,000)           4,000           (427,000)           (72,000)
Miscellaneous/Mass Market........................                     -         (165,000)             6,000           (111,000)
                                                         --------------    -------------      -------------     --------------

       Total.....................................        $     (522,000)    $    (14,000)     $    (909,000)    $      321,000
                                                         ==============     ============      =============     ==============

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ---------------------------------    --------------------------------
DEPRECIATION AND AMORTIZATION (1):                            1999              1998              1999              1998
-----------------------------------------------------    ---------------    --------------    --------------    --------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $       77,000     $     69,000      $     220,000     $      205,000
Home Storage and Organization....................                60,000           49,000            141,000            123,000
Flashlights......................................                23,000            8,000             38,000             32,000
                                                         --------------     ------------      -------------     --------------

       Total.....................................        $      160,000     $    126,000      $     399,000     $      360,000
                                                         ==============     ============      =============     ==============

(1) Amortization includes all amortization relating to product license rights, non-compete agreements, purchased patents, and goodwill.

Information as to the assets and capital expenditures of the Company is as follows:

                                                          SEPTEMBER 30,     DECEMBER 31,
ASSETS:                                                       1999              1998
----------------------------------------------------     --------------     ------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................        $    4,980,000     $  4,794,000
Home Storage and Organization....................             3,055,000        3,200,000
Flashlights......................................             1,707,000        1,729,000
Miscellaneous/Mass Market........................                     -        1,366,000
                                                         --------------     ------------
       Total assets for reportable segments......             9,742,000       11,089,000

Other Assets.....................................               715,000          388,000
Deferred Loan Costs And Other Assets Not
     Allocated To Segments.......................                42,000           62,000
                                                         ==============     ============
       Total.....................................        $   10,499,000     $ 11,539,000
                                                         ==============     ============

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ---------------------------------    --------------------------------
CAPITAL EXPENDITURES:                                         1999              1998              1999              1998
-----------------------------------------------------    ---------------    --------------    --------------    --------------
Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................        $       56,000     $     11,000      $     120,000     $     221,000
Home Storage and Organization....................                44,000            8,000             79,000           120,000
Flashlights......................................                17,000            1,000             25,000            35,000
Miscellaneous/Mass Market........................                     -                -                  -                 -
                                                         --------------     ------------      -------------     --------------

       Total.....................................        $      117,000     $     20,000      $     224,000     $      376,000
                                                         ==============     ============      =============     ==============

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)      BUSINESS SEGMENT INFORMATION-(CONTINUED)

Information as to the Company's operations in different geographical areas is as follows:

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                         ---------------------------------     ----------------------------------
REVENUES:                                                     1999              1998               1999               1998
-----------------------------------------------------    ---------------    --------------     --------------    ----------------
United States....................................        $    3,475,000     $  4,370,000      $  10,734,000     $   12,084,000
Other (1)........................................                65,000           12,000            140,000             82,000
                                                         --------------     ------------      -------------     --------------

       Total.....................................        $    3,540,000     $  4,382,000      $  10,874,000     $   12,166,000
                                                         ==============     ============      =============     ==============

(1)      Includes Canada, Europe and other miscellaneous.

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     --------------------------------
OPERATING INCOME (LOSS):                                      1999              1998               1999              1998
-----------------------------------------------------    ---------------    --------------     --------------    --------------
United States....................................              (522,000)         (14,000)          (909,000)           321,000
                                                         ==============     ============      =============     ==============

                                                          SEPTEMBER 30,     DECEMBER 31,
ASSETS:                                                        1999             1998
-----------------------------------------------------    --------------     ------------
United States....................................        $   10,108,000     $ 11,089,000
Asia.............................................               391,000          450,000
                                                         --------------     ------------

       Total.....................................        $   10,499,000     $ 11,539,000
                                                         ==============     ============


(7)      STOCK OPTIONS

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

         In January 1999, the Company's former Chairman and CEO, and holder of 900,000 of the options granted in December 1996 (500,000 shares) and January 1997 (400,000 shares) under the Non-Qualified Plan, agreed to cancel those options. In addition to the non-qualified options granted to employees to date, the Company granted non-qualified options to purchase 537,500 shares of common stock to Muito Bem Ltd., an entity controlled by a shareholder and former CEO of the Company, at an exercise price of $2.50 per share in December 1996. The shareholder and former executive officer of the Company who owns Muito Bem, Ltd. agreed in January 1999 to cancel all stock options issued to Muito Bem, Ltd. Additionally, in December 1996, the Company granted a total of 200,000 non-qualified stock options to WAC Research, Inc., an entity owned, in part, by a shareholder and the former CEO of the Company, which options were granted in exchange for the reduction of royalties payable by the Company to WAC on sales of the Softalk products and for reimbursement to the Company of certain travel expenses incurred by the Company's former CEO.

         In May 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option And Incentive Plan (the "1999 Plan"). Under the 1999 Plan, a total of 640,000 shares were reserved for issuance in the form of non-qualified stock options or qualifying Incentive Stock Options. During the nine months ended September 30, 1999, the compensation committee of the Company's Board of Directors has granted stock options under the 1999 Plan to purchase a total of 634,500 shares of common stock to various executives, employees and directors of the Company. Such options were as non-qualified options having terms of 10 years from the date of grant. All such options have an exercise price of between $1.00 and $1.750 per share, with a weighted average price of $1.057 per share. The exercise price for the options were 100% of the fair market value on the grant date.

(8)        SUBSEQUENT EVENTS

          On November 4, 1999, the Company sold its corporate headquarters facility for $2,900,000. Simultaneously with the sale, the Company entered into a 20-year leaseback agreement with the purchasing party. The net proceeds to the Company were $831,000, after paying long-term debt secured by the building, broker and legal fees, and other ancillary charges. The proceeds from the sale will be used for working capital purposes. As an additional inducement to the purchaser, the Company issued a total of 33,948 shares of its restricted common stock to the purchaser having a market value of $35,000 based on the fair market value of the restricted stock on the date of issue. The party that purchased the building is not affiliated with or related to the Company or any of its officers or directors, and the terms of the transaction were the result of arms-length negotiations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three and nine-month periods ended September 30, 1999 and 1998, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                                For the Three Months Ended                     For the Nine Months Ended
                                        ----------------------------------------     ---------------------------------------------
                                                                          % OF                                         % OF
                                                                           CHG                                          CHG
                                                                           FROM                                         FROM
                                          SEPTEMBER       SEPTEMBER      1998 TO      SEPTEMBER       SEPTEMBER       1998 TO
                                           30, 1999        30, 1998        1999        30, 1999        30, 1998        1999
                                        -------------     ----------     -------     -----------    ------------      --------


Unaudited Statement of Operations Data:

       Product sales................... $   3,540,000     $4,382,000      (19.2)%    $10,874,000    $ 12,166,000        (10.6)%
       Cost of sales...................     2,082,000      2,788,000      (25.3)       6,460,000       7,424,000        (13.0)
                                        -------------     ----------                 -----------    ------------
               Gross margin............     1,458,000      1,594,000       (8.5)       4,414,000       4,742,000         (6.9)
                                        -------------     ----------                 -----------    ------------


    Operating Costs and Expenses:

       Selling expenses................     1,110,000        903,000       22.9        2,774,000       2,586,000          7.3
       Research and development........        37,000         12,000      208.3          101,000          48,000        110.4
       General and administrative......       834,000        694,000       20.2        2,451,000       1,786,000         37.2
                                        -------------     ----------                 -----------    ------------
             Total operating costs and
             Expenses                       1,981,000      1,609,000       23.1        5,326,000       4,420,000         20.5
                                        -------------     ----------                 -----------    ------------


    Other Income (Expense), net:

       Interest expense................      (155,000)      (244,000)     (36.5)        (701,000)     (1,138,000)       (38.4)
                                        -------------     ----------                 -----------    ------------
       Interest income.................             -              -          -                -           3,000            -
                                        -------------     ----------                 -----------    ------------
       Other (expense).................             -         (1,000)         -                -        (23,000)            -
                                        -------------     ----------                 -----------    ------------
       Other income....................         3,000              -          -            5,000               -            -
                                        -------------     ----------                 -----------    ------------
       Net income (loss)............... $    (675,000)    $ (260,000)    (159.6)%    $(1,608,000)   $   (836,000)      ( 92.3)%
                                        =============     ==========                 ===========    ============



Unaudited Supplemental Information:

Revenue by product line type:

     Telecommunication headsets and
             amplifiers and telephone
             accessories                $   1,700,000     $1,855,000       (8.4)%    $ 5,472,000    $  5,977,000         (8.4)%
      Home storage and organization         1,339,000      1,302,000        2.8        3,510,000       3,498,000          0.3
      Miscellaneous/Mass market                     -      1,023,000           -         992,000       1,854,000        (46.5)
      Flashlights                             501,000        202,000      148.0          900,000         837,000          7.5
                                        -------------     ----------                 -----------    ------------
           Total product sales          $   3,540,000     $4,382,000      (19.2)%    $10,874,000    $ 12,166,000        (10.6)%
                                        =============     ==========                 ===========    ============


The following are explanations of significant period to period changes for the three months ended September 30, 1999 and 1998:


Revenues

          Total Product Sales. Total product sales decreased by $842,000, or 19.2%, from $4,382,000 to $3,540,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Discussion of sales in the various product lines follows.

          Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $155,000, or 8.4%, from $1,855,000 to $1,700,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease was primarily attributable to a $156,000 decrease in sales of telephone shoulder rests as well as a decrease in sales of $25,000 in telephone accessories. This decrease was partially offset by an increase in sales of telephone headsets and amplifiers of $24,000. Overall gross margins in this category increased to 55.1% for the three months ended September 30, 1999 from 54.8% for the three months ended June 30, 1999, as a result of the sales mix and more efficient production processes.

          Home Storage and Organization. Home storage and organization revenues increased $37,000, or 2.8%, from $1,302,000 to $1,339,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase is primarily attributable to an increase of $47,000 in the "Expand-A-Shelf" product line, offset in part by a decrease of $10,000 in several of the Company's other organizational products, namely the "Expand-A-Drawer product line, shoe organizers and ironing boards. Overall gross margins for products in this category decreased from 36.4% to 32.3% for the three months ended June 30, 1999.

          Miscellaneous and Mass Market. Miscellaneous and mass market revenues decreased $1,023,000, from $1,023,000 to -0- for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease was the result of the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise. The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase the approximately $1,800,000 of inventory earmarked for sale to Dolgencorp. As of June 30, 1999, Grandway had purchased the entire remaining inventory. Management does not presently anticipate future significant sales in this product line.

          Flashlights. Flashlight revenues increased $299,000, or 148.0%, from $202,000 to $501,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase was primarily the result of a successful increase in the Company's selling and marketing efforts in this product line. Overall gross margins for products in this category decreased from 30.2% to 17.6% for the three months ended June 30, 1999, as a result of various changes made to certain flashlight products to increase the quality of these products and increased air freight costs necessitated by production difficulties resulting from an earthquake in Taiwan during the third quarter. Management is addressing this decrease by working with its Asian supplier to effectively source various components from more reliable sub-assembly vendors and to address the difficulties encountered by the Company's Asian suppliers as a result of the earthquake.


Operating Costs and Expenses

          Selling Expenses. Selling expenses increased $207,000, or 22.9%, from $903,000 to $1,110,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase is due in part to an increase in advertising expense as the result of the Company securing additional pages in certain office product catalogues, trade show expenditures due to the Company participating in more regional trade shows , the hiring of two marketing consultants to assist the company in it's campaign to upgrade its packaging of products , and an increase in freight costs. The increase was offset in part by a decrease in royalty and commission payments due to lower sales on commissionable and royalty based products.

          Research and Development. Research and development costs increased by $25,000, or 208.3%, from $12,000 to $37,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase was primarily attributable to the addition of a full time Vice President of Research and Development.

          General and Administrative Expenses. General and administrative expenses increased $140,000, or 20.2%, from $694,000 to $834,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase in general and administrative expenses was the result of approximately $34,000 in insurance premiums paid for the company's health and dental insurance, $38,000 in employee recruitment and relocation, and $21,000 in consulting fees. Additionally, the Company incurred $49,000 in travel related expenses for increased international travel associated with strengthening Asian supplier relationships.

          Total Operating Costs and Expenses. Total operating costs and expenses increased by $372,000, or 23.1%, from $1,609,000 to $1,981,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, for the reasons discussed above.

          Interest Expense. Interest expense decreased $89,000, or 36.5%, from $244,000 to $155,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This decrease was the result of debt issuance costs in connection with the value of the warrants and beneficial conversion premium allocated to the debt that were recognized in the three months ended September 30, 1998, and not applicable in the three months ended September 30, 1999.

          Net Loss. The net loss increased by $415,000, or 159.6%, from $260,000 to $675,000 for the three months ended September 30,1999 compared to the three months ended September 30, 1998 due to a combination of the factors described above.

The following are explanations of significant period to period changes for the nine months ended September 30, 1999 and 1998:

Revenues

          Total Product Sales. Total product sales decreased by $1,292,000, or 10.6% from $12,166,000 to $10,874,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Discussion of sales in the various product lines follows.

          Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $505,000, or 8.4%, from $5,977,000 to $5,472,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Of this decrease, $320,000 is attributable to the loss of a private label customer for the Company's "Twisstop" product. Additionally, sales of the Company's shoulder rest products decreased approximately $200,000. Sales of telephone amplifiers and headsets decreased by $237,000. These decreases were offset in part by increases in sales of the Cord Manager and other Twisstop sales of $254,000. Overall gross margins for telephone accessories increased to 55.4% from 47.0% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, as a result of the sales mix and more efficient production processes.

          Home Storage and Organization. Home storage and organization revenues increased $12,000, or 0.3%, from $3,498,000 to $3,510,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase is primarily attributable to an increase of $81,000 in the "Expand-A-Drawer" product line and an increase of $40,000 in the "Expand-A-Shelf" product line, offset in part by a decrease of $104,000 in several of the Company's other miscellaneous organizational products, namely shoe organizers, ironing boards and wire baskets.

          Miscellaneous and Mass Market. Miscellaneous and mass market revenues decreased $862,000, or 46.5%, from $1,854,000 to $992,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease was primarily the result of the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise. The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase the approximately $1,800,000 of inventory earmarked for sale to Dolgencorp. As of September 30, 1999, Grandway had purchased the entire remaining inventory. Overall gross margins for products in this category decreased from 27.0% to 0.6% for the nine months ended September 30, 1999 as a result of the "pass-through" effect. Management does not presently anticipate future significant sales in this product line.

          Flashlights. Flashlight revenues increased $63,000, or 7.5%, from $837,000 to $900,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was primarily the result of a successful increase in the Company's selling and marketing efforts in this product line. Overall gross margins for products in this category decreased from 36.5% to 19.9% for the nine months ended September 30, 1999, as a result of various changes made to certain of its flashlight products to increase the quality of these products and increased air freight costs necessitated by production difficulties resulting from an earthquake in Taiwan during the third quarter. Management is addressing this decrease by working with its Asian supplier to effectively source various components from more reliable sub-assembly vendors and to address the difficulties encountered by the Company's Asian suppliers as a result of the earthquake.


Operating Costs and Expenses

          Selling Expenses. Selling expenses increased $188,000, or 7.3%, from $2,586,000 to $2,774,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase is due in part to an increase in advertising expense as the result of the Company securing additional pages in certain office product catalogues, trade show expenditures due to the Company participating in more regional trade shows , the hiring of two marketing consultants to assist the company in it's campaign to upgrade it's packaging of products , and an increase in freight costs. This increase was offset in part by a decrease in royalty and commission payments due to lower sales on commissionable and royalty based products.

          Research and Development. Research and development costs increased by $53,000, or 110.4%, from $48,000 to $101,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was attributable to the addition of a full time Vice President of Research and Development.

          General and Administrative Expenses. General and administrative expenses increased $665,000, or 37.2%, from $1,786,000 to $2,451,000 for the nine months ended September 30, 1999 compared to the nine months ended September

30, 1998. The increase in general and administrative expenses was primarily the result of payment in 1999 of approximately $120,000 in non-recurring legal expense incurred as a result of the Company's internal investigation which commenced in 1998 and concluded on January 14, 1999 as well as $85,000 in additional legal expense related to various general corporate matters, as well as payment of approximately $210,000 in combined severance paid to the Company's former Chairman and CEO who resigned on January 14, 1999 and the former President of the Company who resigned effective March 17, 1999. Additionally, travel expenditures increased by approximately $93,000 resulting from increased international travel associated with strengthening Asian supplier relationships. Additional increases were $66,000 in insurance premiums paid for the company's health and dental insurance program, $58,000 in employee recruitment and relocation, and $31,000 in consulting fees.

          Total Operating Costs and Expenses. Total operating costs and expenses increased by $906,000, or 20.5%, from $4,420,000 to $5,326,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, for the reasons discussed above.

          Interest Expense. Interest expense decreased $437,000, or 38.4%, from $1,138,000 to $701,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease was primarily related to the recognition of a one-time, non-cash charge for the fair value of common stock warrants and a beneficial conversion premium totaling $137,000 and $500,000, respectively, both associated with the issuance of $1,500,000 of Convertible Debentures (the "Convertible Debentures") in May 1998. During the nine months ended September 30, 1999, liquidated damages were assessed against the Company in the amount of $258,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures with the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures.

          Interest Income. Interest income decreased $3,000, from $3,000 to $-0-for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

          Other Expense. Other expense decreased $23,000, from $23,000 to $-0-for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease was primarily the result of a loss on the sale of equipment sold by the Company in the nine months ended September 30, 1998 that did not occur in the nine months ended September 30, 1999.

          Other Income. Other income increased $3,000, from $-0- to $3,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase is due to gains on sales of equipment the Company sold in the nine months ended September 30, 1999 that did not occur in the nine months ended September 30, 1998.

          Net Loss. The net loss increased by $772,000, or 92.3%, from $836,000 to $1,608,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to a combination of the factors described above.


Liquidity and Capital Resources

          General

     The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facilities. On May 27, 1998, the Company obtained a secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by both the Company's accounts receivable and inventories. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. On June 30, 1999, the Company and its lending institution entered into a Fourth Amendment to the Credit Agreement (the "Fourth Amendment"). Pursuant to the Fourth Amendment, certain definitions have been modified, as follows: (i) the maximum line decreased from $5,000,000 to $3,000,000; (ii) the inventory advance rate decreases from 48% to 40% between July 1, 1999 and October 1, 1999; (iii) the accounts receivable advance rate decreased from 85% to 78%; and (iv) the volume rebate accrual increased from $15,000 on June 1, 1999 to $300,000 at January 1, 2000. This accrual goes to $-0- when the volume rebates are paid in February 2000, and will begin to accrue over the remainder of calendar year 2000 to the maximum $300,000 amount. On September 23, 1999 the Company and its lending institution entered into a Fifth (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment changed the terms of certain of the financial covenants and ratios for the remainder of 1999 and the year 2000. At September 30, 1999, the Company was in default of certain of these covenants, however, the Company presently is negotiating and anticipates that it will be able to obtain a waiver from the lending institution. The interest rate presently applicable to the revolving credit line is prime plus three percent, with interest payable monthly. At September 30, 1999, the Company had $142,000 of cash and $497,000 of availability under its credit facility.

          On May 22, 1998, the Company closed a transaction that provided net capital proceeds of $1,335,000. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. These funds were raised pursuant to the sale by the Company of Convertible Debentures in the aggregate principal amount of $1,500,000. The Convertible Debentures are convertible into the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the common stock as quoted on the Nasdaq SmallCap Market during the 22 trading-day period immediately preceding the conversion date or (ii) $6.50, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the Credit Agreement. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital the ("Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 under the Equity Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the draw date and ending two days after the draw date. The Equity Line could not have been utilized, and the Company had no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which may be issued upon conversion of the Convertible Debentures, the Company was obligated to issue an additional $500,000 of Convertible Debentures (see Note 4 to the condensed consolidated financial statements). The Company filed a registration statement on Form SB-2 as required by the Credit Agreement and has filed two pre-effective amendments to that registration statement. However, the registration statement is not effective as of the date of this report, and there can be no assurance that the registration statement will be declared effective.

          On June 25, 1999, the Company and the investors entered into a Modification Agreement ("Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations thereunder. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the registration statement. Additionally, the Modification Agreement provides for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's obligation to have the registration statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000, of which $135,000 was paid in the six-month period ended June 30, 1999. Under the Modification Agreement, the Company is to accrue a total of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount is payable at any time after October 1, 1999, upon request for payment therefore by the Investors, in shares of the Company's common stock. The number of shares of common stock issuable upon such payment shall be determined by dividing the total amount of damages accrued by 100% of the average of the closing bid prices of the Company's common stock during the five trading day period immediately preceding the date of such payment. Additionally, under the Modification Agreement, the Company's obligation to pay liquidated damages under the Credit Agreement was abated from June 24, 1999 through September 23, 1999, provided that the registration statement was declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 were to have accrued for the period between September 24, 1999 and October 23, 1999 if the Registration Statement is not declared effective before October 31, 1999. If the registration statement was not declared effective on or before October 31, 1999, the Modification Agreement's provisions providing for the payment of liquidated damages in stock and the abatement of liquidated damages from June 23, 1999 to September 23, 1999 and the provisions allowing the Company to pay liquidated damages in common stock rather than cash may be rescinded at the option of the Investors. Except to the extent specifically modified by the Modification Agreement, the terms and conditions of the Credit Agreement and the documents and instruments incorporated in the Credit Agreement continued in force.

          Although the Company filed an amendment to the registration statement on July 2, 1999, the registration statement was not effective by the October 31, 1999 deadline set forth in the Modification Agreement. Moreover, because the Company's pending preliminary proxy statement is being reviewed by the Securities and Exchange Commission in tandem with the pending registration statement, the Company was not able to hold its annual meeting of shareholders by the October 31, 1999 deadline. On November 12, 1999, the Company and the Investors executed an amendment to the Modification Agreement that substituted February 15, 2000 for the October 31, 1999 deadline originally in the Modification Agreement. Except for this modification, none of the terms of the Credit Agreement or the Modification Agreement were changed in any way.

          On November 4, 1999, the Company sold its corporate headquarters facility for $2,900,000. Simultaneously with the sale, the Company entered into a 20-year leaseback agreement with the purchasing party. The net proceeds to the Company were $831,000, after paying long-term debt secured by the building, broker and legal fees, and other ancillary charges. The proceeds from the sale will be used for working capital purposes. The party that purchased the building is not affiliated with or related to the Company or any of its officers or directors.

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

          September 30, 1999 Compared to December 31, 1998

          As of September 30, 1999, the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $2,370,000, an increase of 6.2%, or $139,000, from December 31, 1998 when liquid assets were $2,231,000. Cash increased $140,000, or 6,146.9%, to $142,000 at September 30, 1999 from $2,000 at December 31, 1998. This increase in cash was primarily the result of the Company utilizing its revolving credit facility, under which the Company makes "draws" to fund capital expenditures, purchase inventory and for general-purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. The increase in cash resulted from the fact that the amounts in the account as of September 30, 1999 were not yet swept and applied against outstanding draws. Trade accounts receivable decreased $1,000, or 0.0%, to $2,228,000 at September 30, 1999 from $2,229,000 at December 31, 1998.

          Current assets decreased by $891,000, or 12.0%, to $6,514,000 at September 30, 1999 from $7,405,000 at December 31, 1998. This decrease was primarily the result of a decrease in inventory levels by $1,216,000 primarily due to the Company's December 24, 1998 agreement with Grandway China ("Grandway"), a Hong Kong enterprise, whereby Grandway agreed to make guaranteed minimum monthly inventory draws of $103,000 or cost plus three percent until the remaining approximately $1,000,000 of inventory is purchased. As of September 30, 1999, Grandway had purchased the entire remaining inventory. The decrease in current assets was offset in part by an increase in cash as discussed above.

          Long-term assets decreased $148,000, or 3.6%, to $3,986,000 at September 30, 1999 from $4,134,000 at December 31, 1998. This decrease was primarily the result of recurring depreciation of building and equipment, and amortization of deferred loan costs, and other intangibles. Offset in part by fixed asset and intangible additions.

          Current liabilities increased by $471,000, or 7.9%, to $6,445,000 at September 30, 1999 from $5,974,000 at December 31, 1998. This increase was primarily due to an increase of $1,114,999 in short-term notes payable as a result of additional borrowings under the Company's revolving line of credit. The increase was offset in part by a decrease in accrued advertising of $168,000, trade accounts payable of $134,000, and accrued expenses of $182,000.

          The Company's working capital decreased by $1,363,000, or 95.2%, to $68,000 at September 30, 1999 from $1,431,000 at December 31, 1998, for the reasons described above.

         The Company used net cash of $507,000 in operating activities during the nine months ended September 30, 1999, primarily as a result of the net loss incurred during the period, offset in part from decreased inventory levels.

         The Company used net cash of $198,000 in investing activities during the nine months ended September 30, 1999, primarily for the purhcase of Transworld Products, Inc., a manufacturer of telephone shoulder rests and a main competitor of the Company in that product line. The Company also incurred additional expenditures for new computer equipment related to its Year 2000 preparations.

         The Company provided net cash of $845,000 from financing activities during the nine months ended September 30, 1999, primarily due to borrowings under the Company's revolving line-of-credit, offset in part by payments made on long-term debt during the period.

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

          In its evaluation and remediation program, the Company utilized both internal and external resources to reprogram or replace non-compliant software for Year 2000 modifications. The total cost of the Year 2000 project to date is approximately $193,000, which has been funded through operating cash flows and the Company's existing $3,000,000 secured credit facility. Of this cost, approximately $120,000 was attributable to the purchase of new software or equipment that will be capitalized. The remaining $73,000 has been expensed as incurred. The Company does not anticipate incurring additional material expenses related to its Year 2000 remediation efforts in respect of its internal systems and operations.

     The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. Additionally, in March 1999, the Company, through its own information technology personnel and its former Chief Financial Officer, conducted on-site reviews of certain of its key Asian suppliers to ascertain, to the extent possible, the Company's exposure to manufacturing delays or stoppages as a result of those suppliers' failure to remediate their Year 2000 problems. Based on those efforts, the Company does not presently anticipate that its operations will be adversely affected as a result of the Year 2000 problem as it may affect the Company's key suppliers' internal systems. However, there can be no assurance that the systems of other companies on which the Company relies for products and services will be timely assessed and, where appropriate remediated, or that other companies' failure to become Year 2000 compliant would not have a material adverse effect on the Company, its operations and financial condition. The Company does not presently have a contingency plan in the event of material disruption related to the Year 2000 problem.

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

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         On July 6, 1999, the Company filed a lawsuit in Third District Court for the State of Utah in Salt Lake City against Dale C. Gledhill, a former vice president of the Company ("Gledhill"). The complaint alleged that, upon the termination of his employment with the Company, Gledhill immediately and for the benefit of himself or other parties unrelated to the Company, commenced using information identifying the Company's sources of supply, vendors, manufacturer's representatives, all of which information derived significant independent economic value from not being generally known to, and not being readily ascertainable by proper means by, other persons who could obtain economic value from its disclosure or use and, as such is confidential and proprietary to the Company. The complaint also alleged that Gledhill breached his fiduciary duty to the Company and misappropriated corporate opportunities. The complaint asserted claims for breach of fiduciary duty, misappropriation of trade secrets, breach of contract, tortious interference, unfair competition, usurpation of corporate opportunity, accounting, and defamation. The Company sought injunctive relief in the form an a court order prohibiting Gledhill from engaging in unfair competition and unauthorized use of the Company's trade secrets and money damages in an unspecified amount. In November 1999, the Gledhill litigation was settled on terms that do not materially affect the Company's operations or financial condition.


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

Item 2(c).  Recent Sales of Unregistered Securities

         During the three month period ended September 30, 1999, the Company sold the following equity securities that were not registered under the Securities Act of 1933:

Conversions of Convertible Debentures

         As of November 5, 1999, the five investors who purchased a total of $1,500,000 of the Company's convertible debentures in May 1998 have converted the following amounts into shares of the Company's Common Stock:

       Date of            Conversion           Principal            Number of                             Number of
     Conversion          Price/Share            Amount               Shares        Interest Amount          Shares
     ---------           -----------            ------              ----------     ---------------        ----------
      6/10/99               $1.3438             $132,500             98,604             $11,180              8,320
      7/10/99               $0.9891             $ 65,934             66,667             $ 9,066              9,157
      10/8/99               $0.7500             $ 53,000             70,666             $ 8,904             11,872

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

Stock Options

         On June 8, 1999, the compensation committee of the Company's Board of Directors granted stock options to purchase a total of 634,500 shares of common stock to various executives, employees and directors of the Company. Such options were granted pursuant to the Company's 1999 Stock Option And Incentive Plan, and were granted as non-qualified options having terms of 10 years from the date of grant. All such options have an exercise price of between $1.00 and $1.750 per share, with a weighted average price of $1.057 per share. The exercise price for the options were 100% of the fair market value on the grant date. Such options were granted without registration under the Securities Act, although the Company intends to file a registration statement on Form S-8 covering the shares of common stock issuable upon the exercise of such options.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.       Description

      10.1        Convertible Debenture and Line of Credit Agreement (Incorporated by reference from Form 8-K (File No. 000-12806)
                  filed by the Company with the Commission on June 8, 1998)
      10.2        Form of Convertible Debenture (Incorporated by reference from Form 8-K (File No. 000-12806) filed by the Company with the Commission on June 8, 1998)
      10.3        Form of A Warrants (Incorporated by reference from Form 8-K (File No. 000-12806) filed by the Company with the
                  Commission on June 8, 1998)
      10.4        Form of B Warrants(Incorporated by reference from Form 8-K (File No. 000-12806) filed by the Company with the
                  Commission on June 8, 1998)
      10.5        Registration Rights Agreement(Incorporated by reference from Form 8-K (File No. 000-12806) filed by the Company with the Commission on June 8, 1998)
      10.6        Escrow Agreement(Incorporated by reference from Form 8-K (File No. 000-12806) filed by the Company with the
                  Commission on June 8, 1998)
      10.7        Modification Agreement between the Company and the Investors, dated as of June 25, 1999
      10.8        Employment Contract of Frederick W. Volcansek, incorporated by reference from the Company's  Annual Report on
                  Form 10-KSB for the year ended December 31, 1998
      10.9        Employment   Contract  of  Paul  A.  Boyer,   incorporated  by reference from the Company's  Annual Report on
                  Form 10-KSB for the year ended December 31, 1998
      10.10       Employment Contract of Lloyd M. "Tag" Taggart
      10.11       Employment Contract of Michael L. Whaley
      10.12       Modification  Agreement between the Company, the investors who acquired the Convertible Debentures,  and the placement agent, dated as of June 25,  1999,  incorporated  by  reference  from Amendment  No. 2 to the
                  Company's  Registration  Statement on Form SB-2, filed July 2, 1999 (File No. 333-57921).
      10.13       Amendment to  Modification  Agreement  between the Company and the holders of the Convertible Debentures,  dated
                  November 12, 1999
      10.14       Lease  between the Company and FRE III  Corporation,  a  California corporation,  dated as of  November 4, 1999



      10.15       Commercial  Real Estate Purchase Contract between the Company and Darwin Datwyler dated as of July
                  16, 1999, as amended  through  November 4, 1999
      27          Financial  data schedule (for SEC use only).


(b)    Forms 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DYNATEC INTERNATIONAL, INC.



/s/ Frederick W. Volcansek, Sr.                      November   , 1999
--------------------------------------               -----------------
Frederick W. Volcansek, Sr.                          Date
Chairman & Chief Executive Officer



/s/ Michael L. Whaley                                November    , 1999
--------------------------------------               ------------------
Michael L. Whaley                                    Date
Senior Vice President &
Chief Financial Officer