Form 10KSB
period 1999-12-31
DYNATEC INTERNATIONAL INC
filed 2000-03-30
CIK 752208

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999                  or

[  ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

For the transition period from       to
                               -----    -----

Commission File Number:    0-12806

                           DYNATEC INTERNATIONAL, INC.
               (Exact name of registrant specified in its charter)

             UTAH                                      87-0367267
----------------------------------          ---------------------------------
(State or other jurisdiction of             (IRS employer identification no.)
incorporation or organization)

      3820 Great Lakes Drive
       Salt Lake City, Utah                              84120
----------------------------------          ---------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (801) 973-9500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $0.01 per share)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.      X  Yes        No
                  ---      -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         Registrant's revenues for the year ended December 31, 1999 were $14,770,244

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask price of the Common Stock on March 13, 2000 as reported on The Nasdaq Stock Market (R), was $ 13,527,387.

         The Company had 5,038,679 shares of common stock outstanding at March 13, 2000.

         Transitional small business disclosure format.              Yes   X  No
                                                              ------      ---

                                TABLE OF CONTENTS

PART I.

Item 1.   Description of Business .............................................3

Item 2.   Description of Property ............................................13

Item 3.   Legal Proceedings...................................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................15

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters............16

Item 6.   Management's Discussion and Analysis or Plan of Operations..........17

Item 7.   Financial Statements................................................25

Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure................................................52


PART III.

Item 9.   Directors and Executive Officers; Compliance With Section 16(a) of
          the Exchange Act....................................................53

Item 10.  Executive Compensation..............................................56

Item 11.  Security Ownership of Certain Beneficial Owners and Management......58

Item 12.  Certain Relationships and Related Transactions......................60

Item 13.  Exhibits and Reports on Form 8-K....................................61

                                     PART I

Item 1.   Description of Business

General

         Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a Salt Lake City, Utah based manufacturer and distributor of consumer products. The Company has four wholly owned subsidiaries: Softalk, Inc., Arnco Marketing, Inc., Nordic Technologies, Inc. and SofTalk Communications, Inc. During the year ended December 31, 1999 the Company conducted most of its operations through its subsidiaries.

         The Company is engaged primarily in the manufacture and distribution of the following consumer product lines: telecommunication headsets and amplifiers and other telephone accessories, home storage and organization and premium flashlights. The Company also from time to time distributes other miscellaneous products sold to mass market merchandisers. For information about the Company's industry segments and operations in different geographical areas, see Note 12 to the Company's consolidated financial statements, entitled "Business Segment Information."

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

Telecommunication Headsets and Amplifiers and Telephone Accessories

         Historically, the manufacture and distribution of telephone accessories have been the principal source of revenues for the Company. The Company's lead product in this line has been a group of soft plastic shoulder rests that are attached to a telephone handset by use of a proprietary adhesive strip manufactured for the Company by 3M. These products are designed to ease neck strain suffered by people who, needing both hands free while they talk on the telephone, hold the handset between their ear and shoulder by bending their neck toward their shoulder. These telephone shoulder rest products are currently manufactured and distributed by the Company under the trade names of "Softalk
(TM) ", "Mini-Softalk (TM) ", "Softalk II (R)" and "Universal Phones Rest (R)", and are available in a variety of colors, sizes and styles. The Company owns or licenses the patent rights used in the manufacture of the telephone shoulder rest product line, and manufactures these products at its Salt Lake City, Utah headquarters.

         The Company's telephone accessory product line also includes "Twisstop" and "Cord Manager(R)" products. The Twisstop product is a plastic connector that plugs into a telephone handset and allows the telephone cord to twist around the axis of the connector to the effect that the telephone cord does not become tangled. The Company licenses the patents used in the manufacture of the Twisstop product from a third party. The Cord Manager product is a disk-shaped device approximately two inches in diameter that plugs into a telephone handset. Coiled inside the Cord Manager is telephone cord of approximately 25 feet in length. The product is designed to allow the telephone user to have the benefit of a relatively long telephone cord, but avoid the hassles associated with a normal cord of such length.

         The Company's line of telephone and computer headset amplifiers and headset telephones are designed to supplement or replace traditional telephone handsets allowing increased flexibility for the user, particularly users who can benefit from having their hands free while they use the telephone. Such products currently are distributed by the Company under the trade names of "Tele-Link
(TM)", "Computer-Link (TM)", "Power-Link (TM)", and "Power Phone(TM)".

         For the year ended December 31, 1999, revenues from the telecommunication headsets and amplifiers and telephone accessories product line accounted for 49.6% of the Company's total revenues and 46.1% of total revenues for the year ended December 31, 1998. Major customers for this product line include United Stationers, SP Richards, Boise Cascade, Staples, Corporate Express, and Lucent Technologies. In addition, the Company sells these products through several catalogs of major office products providers.

Home Storage and Organization

         The Company's home storage and organization product line includes the following products:

         >>       "Expand-A-Shelf"               >>       "The Wedge"
         >>       "Mini Expand-A-Shelf"          >>       "Super Wedge"
         >>       "Mega Expand-A-Shelf"          >>       "Medicine Cabinet
                                                           Organizer"
         >>       "Expandable Book Shelf"        >>       "Drawer Organizer"
         >>       "Sofstop"                      >>       "Cover-Up"
         >>       "Expand-A-Drawer"              >>       "Easy Reach Roll-Out"
                                                           shelves
         >>       "Hide It"
         >>       "Expanding-Roll-Out"

         These products are designed to promote convenience and comfort in the home by helping people take better advantage of limited space by organizing drawers, closets and shelves and providing other useful home products such as door stops. The products in this line are typically custom manufactured for Dynatec by Norco Injection molding, a California company, and by offshore, nonaffiliated manufacturers using proprietary third party designs that the Company licenses.

         For the year ended December 31, 1999, the home storage and organization product line accounted for 31.5% of the Company's total revenues, compared to 28.4% of Company revenues for the year ended December 31, 1998. These products generally are distributed directly to retail stores, distributors, and catalogs including Bed Bath & Beyond, Wal-Mart, National Manufacturing, Container Store, Linens N Things, Lechters, Lowe's Companies Inc. and others.

Flashlights

         Through its Nordic Technologies, Inc. subsidiary, the Company manufactures and markets a broad range of specialty and premium flashlight products and accessories under the trademark "Nordic Lites." These products include water and impact resistant aluminum flashlights that operate on "AA",
"C" and "D" batteries, specialty flashlights that have such features as focusable beams and flexible handles, and ordinary plastic flashlights. In 1998, the Company began offering flashlight packages containing multiple flashlights and related accessories bundled together in a convenient storage and display container. The Company's flashlight product line, including such package units is presently marketed to major retailers and warehouse shopping customers. Major customers for the flashlight products include Lowe's Companies, Aladdin Industries, Radio Shack, Barjan L.P. Products, and The Home Depot.

         The Company entered the flashlight business in December 1996, when it's subsidiary acquired substantially all of the assets of Nordic Lights, Inc., a Texas corporation. In July 1997, the Company sold the assets it had acquired from Nordic Lights that were located in Ft. Worth, Texas, and moved the manufacturing of the Company's core line of aluminum flashlights entirely to the offshore facilities of an unaffiliated party, which continues to supply the Company's flashlights. The Company believes that it was able to take advantage of more economical and efficient manufacturing relationships with Asian sources. Presently, although the Company does some packaging of its flashlight products, all manufacturing is sourced from such third parties. Sales of flashlight products for the year ended December 31, 1999 were $1,809,777, or 12.3% of the Company's total revenues and 6.0% of revenues for the year ended December 31, 1998.

         Miscellaneous/Mass Market

         In addition to its telecommunication accessory, home storage and flashlight product lines, the Company also has been involved in what it has identified as a "Miscellaneous/Mass Market" product line that included commodity type products sold to national mass-market merchandisers, such as Dolgencorp, Inc. Among the specific products sold by the Company in conjunction with this product line were single-use cameras, audiocassette tapes, three piece flashlights, and disposable lighters, all of which products were distributed to Dolgencorp. Sales for these types of products accounted for 6.7% and 19.6% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively. On December 24, 1998 the Company entered an agreement with Grandway China ("Grandway"), a Hong Kong enterprise. The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase the approximately $1,800,000 of inventory earmarked for sale to Dolgencorp. During the year ended December 31, 1999 Grandway purchased the entire remaining inventory. Since the sale of the remaining inventory constituting the Miscellaneous/Mass Market product line in early 1999, the Company has not actively sought to further develop or participate in this segment. The Company's management does not presently anticipate that the Miscellaneous/Mass Market product line will be a source of material revenue in the future.

Subsidiaries of the Company

         During the year ended December 31, 1999, the Company conducted most of its operations through its subsidiaries. The name of each of the Company's subsidiaries, the date of organization and the date of acquisition by the Company is set forth in the following table. Dynatec owns 100% of the voting and other equity securities of each of its subsidiaries.

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

         Other than the Softalk products, the Company's products are purchased in finished form and packaged according to Dynatec's specifications by the supplier. In some cases, Dynatec purchases finished product and packages the product for distribution at its Salt Lake City headquarters. The Company, to date, has relied upon approximately fifteen primary suppliers for plastic and other materials ordered to specification for its assembly, manufacturing, and marketing processes. The Company has not experienced any shortage of plastic products or of Plastisol in the past year, and does not anticipate any shortage in the future. With respect to finished products the Company purchases from domestic or foreign manufacturers, which products constitute the majority of the Company's business, the Company's suppliers of its home organization and storage products have demonstrated continued dependability in supplying quality product in a timely manner. During 1999, the Company experienced some difficulties with its Taiwan-based supplier of finished flashlight products. The Company's management believes that these difficulties resulted primarily from the regional impact of an earthquake that occurred in August 1999. The Company intends to continue to source its flashlight products from such supplier through 2000. The Company believes that it could replace that supplier with a domestic source or another offshore supplier if necessary.

         The Company anticipates usual, inflationary increases in the price of plastic products, the raw materials used to manufacture its flashlights, freight, and packaging in 2000. The Company anticipates that these usual, inflationary increases will not materially impact the results of operations for the year ended 2000, although there can be no assurance that the Company will not encounter raw material or other manufacturing delays, price increases or shortages, or material increases in shipping costs associated with rising fuel prices, any of which could adversely affect the Company's financial condition and operations.

Trademarks and Patents

         The Company currently owns or licenses the following U.S. and foreign trademarks.


--------------------------------------------------------------------------------------------------------------------

Trademarks

                                                                                                     Year of
                                                                                                    Trademark

           Product                                                             Trademark           Expiration
                                                Country                      Granted/Filed         or Renewal
--------------------------------------------------------------------------------------------------------------------
     Softalk                                    U.S.A.                         07/20/99           Each 10 Years
                                                Canada                         02/05/81           Each 15 Years
     Sofstop                                    U.S.A.                         08/04/92           Each 10 Years
     The Wedge                                  U.S.A.                         10/20/92           Each 10 Years
     Wall Saver                                 U.S.A.                         07/15/97           Each 10 Years
     Expand-A-Shelf                             U.S.A.                         08/24/95              Pending
     Phoneworks & Design                        U.S.A.                         05/10/96              Pending
     Easy Reach                                 U.S.A.                         11/17/98           Each 10 Years
     Tele Link                                  U.S.A.                         04/10/97              Pending
     Computer Link                              U.S.A.                         04/10/97              Pending
     Power Link                                 U.S.A.                         11/23/99           Each 10 Years
     Power Phone                                U.S.A.                         04/10/97              Pending

     Smart Sound                                U.S.A.                         10/05/99           Each 10 Years
     Softalk Design (Shape)                     U.S.A.                         04/09/96           Each 10 Years
     Mini Softalk Design (Shape)                U.S.A.                         05/21/96           Each 10 Years
     Cord Manager                               U.S.A.                         09/16/97           Each 10 Years
                                                Canada                         10/27/97           Each 15 Years
                                                European Community             08/31/98           Each 8 Years
                                                Japan                          08/07/98           Each 10 Years
     Home Organization                          U.S.A.                         07/23/97              Pending
     NordicLite                                 U.S.A.                         04/03/96              Pending
     Nordic Helmet Design                       U.S.A.                         07/15/97           Each 10 Years
      Smoke Cutter                              U.S.A.                         12/23/97           Each 10 Years
        Nite-Site-Lite                          U.S.A.                         04/25/97           Each 10 Years
        Zoom Switch                             U.S.A.                         09/21/99           Each 10 Years
        See It, Find It, Get It                 U.S.A.                         05/11/98              Pending
        Expand-A-Drawer (Design)                U.S.A.                         04/17/98              Pending
        Color Splash                            U.S.A.                         04/17/98              Pending

         The Company owns or licenses the following U.S. and foreign patents.


Patents                                                                                              Year of
                                                                                                      Patent
                                                                                Patent             Expiration
Product                                         Country                      Granted/Filed         or Renewal
--------------------------------------------------------------------------------------------------------------------
     Universal Softalk                          U.S.A.                         09/06/94               2008
     Softalk II                                 U.S.A.                         02/11/92               2006
     Expand-A-Drawer                            U.S.A.                         04/14/98               2016
     Expand-A-Shelf, Book Edition               U.S.A.                         06/25/96               2010
     Door Protector                             U.S.A.                         02/18/97               2013
     Interchangeable Doorstop                   U.S.A.                         02/18/97               2015
     Zoom Light                                 U.S.A.                         10/27/98               2016
        Slide Focus Flashlight                  U.S.A.                         02/02/99               2016
     Switch w/Spare Bulb Carrier                U.S.A.                         11/14/89               2009
     Flashlight w/Switch Assembly               U.S.A.                         06/27/89               2007
     Flashlight w/Nite-Site-Lite                U.S.A.                         05/07/91               2009
     Cord Manager                               U.S.A.                         02/17/98               2016
                                                Canada                         01/03/00              Pending
     Medicine Cabinet Organizer                 U.S.A.                         07/15/93              Pending
     Spring Wedge                               U.S.A.                         12/11/90               2007
     Expand-A-Drawer Continued                  U.S.A.                         03/30/99               2017
     Expand-A-Drawer                            Canada                         02/19/98              Pending
     Mini Softalk                               U.S.A.                         02/11/92               2006
     Combination Flashlight & Area Lights       U.S.A.                         01/29/99              Pending
     Magnetic Door Stop & Holder                U.S.A.                         05/16/93               2011
     Cover Up                                   U.S.A.                         03/03/87               2001

Inventory Supply and Backlog Orders

         The Company has followed a standard policy of shipping within 24 hours of receipt of payment on orders, or within 48 hours of orders on approved credit lines with the exception of large home storage and organization orders, which are filled within two to four weeks, and large orders for flashlight products, which typically have lead times before shipment of between 45 and 90 days. The Company has been able to ship within the foregoing guidelines on almost all occasions, although in 1999 the Company experienced limited shipping delays as a consequence of disruption caused by an earthquake in Taiwan in August 1999. The Company may from time to time need to backorder certain items.

Major Customers

Telecommunication Headsets and Amplifiers and Telephone Accessories

         For the year ended December 31, 1999, 22.9% of telephone headset and accessories products were distributed through United Stationers, whose headquarters are at 2200 E. Golf Road, Des Plaines, IL 60016. Another 15.4% of sales in this product line were to S.P. Richards, whose headquarters are at P.O. Box 1266, Smyrna, GA 30081. Boise Cascade, whose headquarters are at 800 West Bryn Mawr Road, Itasca, IL 60143, accounted for another 13.6% of sales in this product line.

Home Storage and Organization

         For the year ended December 31, 1999, 14.5% of the home storage and organization products were distributed through Bed, Bath and Beyond, whose headquarters are at 110 Bi-County Blvd., Suite 114, Farmingdale, NY 11735. An additional 10.6% of the home storage and organization products sales were to Wal-Mart, whose headquarters are at 702 S.W. 8th Street, Bentonville, AR 72716. National Manufacturing, whose headquarters are at 1 First Avenue, Sterling IL 61081, accounted for another 10.2% of the distribution of home storage and organization products.

Flashlights

         For the year ended December 31, 1999, 18.0% of the flashlight products were distributed through Aladdin Industries, LLC, whose headquarters are at 703 Murfreesboro Road, Nashville, TN 37224. Another 11.0% of the flashlight products sales were to Lowe's Companies, Inc., whose headquarters are at P.O. Box 1111,
N. Wilkesboro, NC 28656.

Miscellaneous/Mass Market

         Grandway China, a Hong Kong enterprise, accounted for substantially all of the Company's mass-market revenues of $992,000 for the year ended December 31, 1999.

Competitive Conditions in the Market

     The Company believes that it is engaged in highly competitive market segments for each of its product lines. The generic design or function of the telephone accessory products such as Softalk could probably be functionally replicated without great difficulty. Although the Company owns or licenses patents covering certain aspects of its Twisstop and Cord Manager products, competing products having similar functionality are readily available. Many of the home organization products, as with other housewares, must compete with similar products from other manufacturers. Although the Company believes certain key features of these products are proprietary, used by the Company under license agreements, barriers to entry in this segment are relatively low and multiple products having essentially identical functionality are readily available. Competition in this segment is based primarily on marketing strength and price competitiveness.

         The Company believes that both the flashlight and telephonic headset markets are also very competitive. However, the Company believes that its proprietary rights for both flashlights and headsets, as well as the innovative features of those products, enable the Company to compete in each of these markets.

         In all of the markets in which it operates the Company faces competition from a number of sources, many, if not most of which, have substantially more financial and other resources than the Company.

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

Employees

         The Company employs a full-time executive, sales, administrative and clerical staff of 28 people. The Company also has an average monthly assembly, warehouse and distribution staff of approximately 39 people. The number of assembly, warehouse and distribution employees is subject to adjustment based upon production demand, and ranged from a high of approximately 43 employees to a low of approximately 35 employees during the year ended December 31, 1999.

Risk Factors

         There are certain significant risks facing the Company, many of which are substantial in nature. The following risks and information should be considered in connection with the other information contained in this Report.

         Recent Net Losses

         The Company had significant net operating losses in all of fiscal years 1996, 1997, 1998 and 1999. The Company's reported net losses for the years ended December 31, 1999 and 1998 were $3,477,545 and $2,245,427, respectively. As a result, the Company had accumulated deficits of $7,103,300 and $3,625,755 at December 31, 1999 and 1998, respectively. In early 1999, the Company's executive management was replaced entirely. New management continues its efforts to adopt or implement a variety of business practices designed to improve the financial condition and operating results of the Company. Nevertheless, there can be no assurance that the Company will be able to achieve growth, that significant net losses will not be incurred in future operating periods, or that the Company will become profitable in the foreseeable future, if at all.

         Need for Additional Funding

         The Company has operated with negative cash flow for several fiscal years and has substantial accumulated operating deficits. To finance its operations, the Company likely will require additional financing. In November 1999, the Company completed a sale and lease transaction of the building that houses its corporate headquarters, which transaction yielded to the Company approximately $831,000 of proceeds, which have been used for operating capital. Additionally, in February 2000, the Company completed a private placement of restricted common stock that yielded proceeds of $1,600,000, $1,500,000 of which was used to retire certain convertible debentures issued by the Company, and $100,000 of which was used for general working capital. See "Management's Discussion and Analysis - Liquidity and Capital Resources." The Company may and likely will be required to seek additional sources of financing through future offers and sales of its equity or debt securities or additional commercial credit arrangements, to the extent available. Securities issued in such offerings could substantially dilute the holdings of other shareholders. There can be no assurance that the Company will be successful in obtaining such financing or that financing will be available to the Company on terms and at rates that are favorable to the Company. Absent such funding, however, the Company's ability to continue its operations may be adversely affected.

         Limited Market and Volatility of Stock Price

         The trading price of the Company's common stock has been and is likely to continue to be subject to wide fluctuations in response, among other things, to variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory actions, conditions in the Company's industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has historically experienced extreme price and volume fluctuations which have particularly affected the market prices of many public companies and which often have been unrelated to the operating performance of such companies. Moreover, the Company has a limited public market, and sales of a relatively small number of shares of common stock may adversely affect the prevailing market price of shares currently issued and outstanding and make the Company's common stock even more prone to volatility than the securities of other businesses in similar industries. Given the relatively small amount of trading in the Company's securities, there can be no assurance that the prevailing market price of common stock will not be artificially inflated or deflated by trading even of relatively small amounts of common stock. See "Price Range of Common Stock."

         Nasdaq SmallCap Market Delisting

         The Company's common stock is listed on the Nasdaq SmallCap Market. To keep the common stock listed on this market, the Company must meet Nasdaq's listing maintenance standards and abide by Nasdaq's rules governing listed companies. If the price of the Company's common stock falls below $1.00 per share for an extended period, or if the Company fails to meet other Nasdaq standards or violates Nasdaq rules, its common stock could be delisted from the Nasdaq SmallCap Market. Additionally, the corporate governance rules require that the Company hold a meeting of its shareholders at least annually, in connection with which the Company must solicit proxies. Although the Company filed its proxy statement on Schedule 14A in anticipation of a meeting of its shareholders during 1999, because that filing was being reviewed by the staff of the Securities and Exchange Commission (the "SEC") in conjunction with a pending registration statement, which never became effective, the Company was not, in fact, able to hold a meeting in 1999. The Company therefore is technically in violation of Nasdaq's rules. Although the Company intends to have an annual meeting of its shareholders in the first half of 2000, has withdrawn the registration statement and the proxy materials that were being reviewed by the SEC staff as recently as January 2000, and has not been notified by the Nasdaq Stock Market of any adverse proceeding or consequence, there can be no assurance that the Company will be able to preserve the listing of its common stock on the Nasdaq Stock Market.

         If the Company's common stock were to be delisted from the Nasdaq SmallCap Market, it would likely continue to be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." As a result, an investor could find it more difficult to dispose of, or to obtain accurate quotations for the price of, the Company's common stock. Therefore, such delisting could adversely affect the prevailing market price of the common stock or the general liquidity of an investment in the Company's common stock.

         In addition, delisting from the Nasdaq SmallCap Market and failure to obtain listing or quotation on such other market or exchange would subject the Company's securities to so-called "penny stock" rules. These rules impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, if the Company's common stock were to be delisted from the Nasdaq SmallCap Market, broker-dealers may be less willing or able to sell and/or make a market in the Company's common stock and purchasers of common stock may have more difficulty selling their securities in the secondary market, resulting in a decrease in the market liquidity of the Company's common stock.

         Possible Adverse Effect of Pending Litigation and Administrative Proceedings

         The Company is engaged in litigation outside the ordinary course of its business, the effect of which on its business condition or results of operations could be materially adverse. Such litigation is described elsewhere in this Report under the heading "Legal Proceedings." There can be no assurance that such litigation and legal proceedings, either individually or in the aggregate could have a material adverse effect on the operations and financial condition of the Company.

         Foreign Operations Risks

         The Company out-sources most of its manufacturing to manufacturers located outside the United States. There are numerous risks associated with conducting business in foreign countries, including the distance from corporate headquarters, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, lack of infrastructure and accessibility to sources of power and other supplies necessary for operations, tariff restrictions, currency control regulations, competing or conflicting manufacturing and production standards, governmental approval, licensing and permit requirements and procedures, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the United States all add to the risk of foreign operations. Difficulties arising out of any of these risks could adversely affect the Company's financial condition and operations.

         Competition

         The Company's current products are divided into three primary product lines: telecommunications amplifiers, headsets and other telephone accessories, flashlights and home storage and organization products. Although certain of the Company's products in these product lines are subject to patent or other intellectual property protections, barriers to entry for competing manufacturers and distributors are relatively low for the majority of the Company's products. See "Description of Business - Competition" Accordingly, there can be no assurance that competitors of the Company, many of which are likely to have substantially greater financial resources, experience and marketing ability will not be able to successfully compete with the Company, which successful competition could adversely affect the Company's operations and financial condition.

         Dependence on Licensed Technology

         The Company depends on licenses granted by third parties for certain key elements of its product line. Some of these license agreements require that the Company achieve minimum sales in order to retain the license rights. There can be no assurance that the Company will meet the minimum sales requirements to avoid cancellation of the licenses or a change in its rights or that such license rights will continually be available to the Company. Certain details of some of such licenses are not fully documented or were put in place by former management with entities affiliated with prior management, but have no affiliation with current management. The Company may not, therefore, be able to fully enforce or benefit from its rights under such license arrangements. Termination of any of such licenses or any restriction or limitation of the Company's rights under such licenses or inability of the Company to fully enforce such agreements may adversely affect the Company's operations and financial condition.

         Dependence on Third-Party Manufacturers and Suppliers

         For the majority of its products, the Company is dependent on third-party manufacturers to manufacture its products. Most of these third-party manufacturers are located in foreign countries, primarily Taiwan. If any manufacturer fails to supply any or all of the Company's requirements for product, or if the Company's or its manufacturer's suppliers of raw materials or parts fail to fulfill the Company's requirements there is no assurance the Company will be able to secure alternate sources in a timely manner. If such alternate sources of supply or manufacturing are not available on a timely basis or on reasonable economic terms, the Company's results of operations could be adversely affected.

         Government Regulation

         Various aspects of the Company's business are subject to both domestic and foreign government regulation by such agencies as the Federal Trade Commission, the Federal Communications Commission and taxing authorities, such as the Internal Revenue Service. In addition, as a public company, the Company is subject to reporting requirements and other regulations promulgated and enforced by the SEC. The Company's failure to comply with such laws, rules and regulations could have a material adverse effect on the Company, its business, financial condition and results of operations. For example, if the Company were found to be in violation of regulations or other laws governing its business, it could be assessed with substantial penalties, fees and expenses, temporary or permanent suspension of trading in its shares, or ultimately interruption or shutdown of some or all of its operations. The Company may also from time to time obtain and comply with local, state, provincial and federal permits or other authorizations. Obtaining these permits can be very costly and take significant amounts of time. Although the Company foresees no material problems or delays, there can be no assurance that the Company can obtain the necessary permits or continue existing operations or that the Company can maintain economic operation in compliance with the necessary permits. There can be no assurance that future changes in existing law or new legislation will not limit or adversely impact the Company's business operations.

         No Dividends

         The Company has never declared or paid any cash dividends on its shares and does not anticipate paying cash dividends in the foreseeable future.

         Effect of Certain Anti-Takeover Provisions of Utah Law

         Utah, the state in which the Company was organized, has adopted a "Control Shares Acquisition Act" (the "Control Shares Act"). This act provides that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly held Utah corporation is denied voting rights with respect to the acquired shares, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. The provisions of the Control Shares Act may discourage companies or persons interested in acquiring a significant interest in or control of the Company, regardless of whether such acquisition may be in the interest of the Company's stockholders. See "Description of Securities."

Item 2.   Description of Property

         The Company occupies the building located at 3820 Great Lakes Drive, Salt Lake City, Utah 84120, at which its corporate headquarters, manufacturing and warehouse operations are housed. This facility was built in 1996 on property purchased by the Company for that purpose. The Company's facility has approximately 54,000 square feet, of which approximately 6,000 square feet (11%) is used for office and administrative purposes and 48,000 square feet (89%) is used for manufacturing, assembly and warehouse area.

         The Company owned the building until November 4, 1999, on which date the Company closed a transaction providing for the sale and leaseback of the building. The buyer was an unaffiliated third party and the parties negotiated the sale and leaseback as an arms-length transaction. The total purchase price for the building was $2,865,000. The proceeds to the Company, after payment of the existing mortgage, closing costs, and brokerage fees associated with the sale, were approximately $831,000, which the Company used for general corporate purposes as operating capital. The lease is a triple net lease with a term of 20 years. The initial base rent is $330,000 per year. In connection with the sale and leaseback transaction, and as additional consideration, the Company issued 33,948 shares of restricted common stock to the buyer.

         The Company believes that the building and property are adequate for its needs and currently has no plans to renovate the current facility or to find additional or alternate facilities.

Item 3.   Legal Proceedings

         On December 7, 1999, Donald M. Wood, the former Chairman and Chief Executive Officer of the Company, and the Stith Law Office (Wood's personal legal counsel) filed a lawsuit in the District Court of Salt Lake County, State of Utah (Case No. 990912153). In that lawsuit, Wood and Stith asserted that the Company has breached a Settlement Agreement executed by the Company and Wood upon Wood's resignation as the Company's Chairman and Chief Executive Officer, effective as of January 14, 1999. The lawsuit includes claims for breach of contract, fraud and intentional infliction of emotional distress, and seeks money damages and punitive damages in the aggregate amount of $1,162,246. On February 7, 2000, the Company filed its answer to the Wood litigation, in which the Company asserted that its payment obligations under the Settlement Agreement were excused by repeated breaches by Wood of various covenants of the Settlement Agreement. Simultaneously, the Company filed a counterclaim against Wood for money damages incurred by the Company as a result of Wood's various breaches of the Settlement Agreement. The Company also simultaneously filed motions to dismiss the fraud and intentional infliction of emotional distress claims. The Company's management believes the Wood litigation is without merit and intends to vigorously defend.

         On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999 and instructed Alpha Tech to transfer the Company's stock transfer records to American Stock Transfer, New York, New York. The complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech has not yet served the complaint; the Company learned about the complaint through an unrelated third party. The Company has demanded that Alpha Tech voluntarily dismiss the complaint, which it has refused to do. The Company was notified in March 2000 that Alpha Tech intends to serve process, although service has not been accomplished. In any event, the Company disputes the claims of Alpha Tech's complaint and intends to vigorously defend this action if process is served.

         On February 22, 1999, the Company received a demand letter from counsel for Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"). In the letter, Mag accused the Company of infringing certain of Mag's patents and committing false advertising and unfair competition. Attached to the demand letter was a copy of a complaint filed in the U.S. District Court for the Central District of California on February 19, 1999. The complaint alleges that the Company has infringed three patents owned by Mag, and seeks (i) an order enjoining the Company from infringing Mag's patents, (ii) the delivery to the Court of all flashlights which infringe Mag's patents, (iii) that the Company identify all entities who have purchased, distributed or sold any infringing products, (iv) that the Company deliver to the Court all documents reflecting or relating to the purchase, sale or distribution of any flashlights which infringe Mag's patents, (v) money damages sustained by Mag by reason of the alleged patent infringement, including interest, costs, and attorney's fees. During the second quarter of 1999, Mag and the Company agreed to pursue efforts to settle the dispute and, pending such discussions, the complaint would be dismissed without prejudice upon the joint stipulation of the parties. The Company has expressly agreed with Mag, however, that if the pending disputes are not settled, Mag may refile the complaint in the same court and venue. Settlement negotiations with Mag are still ongoing.

         On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the latter part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of December 31, 1999, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

         In addition, the Company has previously disclosed that it has been informed of an investigation by the Enforcement Division of the Securities and Exchange Commission. The Company believes this investigation concerns certain trading activity in the Company's common stock and other transactions involving the Company's securities, however, the Company has not been informed of the specifics of such investigation. The Company is cooperating fully with these administrative proceedings. Any finding or order of the Commission adverse to the Company or any judgment against the Company in any of the pending litigation matters, would have an adverse effect on the business, financial condition or results of operations of the Company, or the market for its common stock.

         On February 12, 1998, Fuji Corporation filed a claim with the International Trade Commission seeking a cease and desist order against approximately 30 entities. Fuji sought to enlist the aid of the U.S. Customs Department in preventing the importation of single-use cameras which are manufactured by any of the defendant entities and which infringe the patents of Fuji. The Company does not manufacture single-use cameras, but previously has distributed single-use cameras which have been refurbished and reloaded in mainland China. The Company was therefore involved in the Fuji proceeding. The Company engaged intellectual property counsel and vigorously defended its position until December 1998, when the Company sold its remaining inventory of single-use cameras to another entity. In connection with that sale, any liability of the Company in connection with the Fuji proceeding, including the costs of further defending the action, were assumed by the purchaser of the Company's single-use camera inventory, although the Company nominally remains part of that litigation.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

         Market Information and Number of Stockholders. The Company's common stock is listed on The Nasdaq SmallCap Market under the symbol "DYNX". As of December 31, 1999 there were 1,223 shareholders of the Company's common stock and 3,721,418 shares of common stock were outstanding.

         Price Range of Common Stock. The following table sets forth the high and low sale prices of the Company's common stock as reported by the Nasdaq SmallCap Market during the indicated periods. The referenced quotations do not reflect inter-dealer prices, dealer retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                           PRICE RANGE OF COMMON STOCK

======================= ==================== ====================

Quarter & Year          Market High           Market Low
----------------------- -------------------- --------------------
1st 1998                $7.88                $6.06
----------------------- -------------------- --------------------
2nd 1998                $8.25                $4.75
----------------------- -------------------- --------------------
3rd 1998                $6.25                $2.25
----------------------- -------------------- --------------------
4th 1998                $5.75                $1.38
----------------------- -------------------- --------------------
1st 1999                $4.31                $2.25
----------------------- -------------------- --------------------
2nd 1999                $3.00                $1.63
----------------------- -------------------- --------------------
3rd 1999                $1.86                $0.81
----------------------- -------------------- --------------------
4th 1999                $1.25                $0.88
======================= ==================== ====================


         Dividends. During the year ended December 31, 1999, the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.

         Recent Sales of Unregistered Securities. On November 4, 1999, the Company entered into a Real Estate Purchase Contract with an unaffiliated third party pursuant to which the Company sold the real property at which it corporate offices are located. The Company simultaneously entered into a long-term lease of that property. As part of that transaction, and as an inducement to the purchaser-lessor, the Company issued a total of 33,948 shares of restricted common stock. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act. Such shares of common stock were issued as restricted securities, and the certificate representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

         On December 1, 1999, one of the holders of the Company's Convertible Debentures converted $13,000, together with interest accrued thereon, into a total of 20,557 shares of common stock. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act, and the rules and regulations promulgated under that section including Regulation D. Such shares of common stock were issued as restricted securities and the certificate representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption, except for that portion of such shares as were subject to sales under Rule 144 under the Securities Act.

Item 6.   Management's Discussion and Analysis or Plan of Operations

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the years ended December 31, 1999 and 1998, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                             For the Year Ended
                                   ---------------------------------------
                                                                   % OF
                                                                   CHG
                                                                   FROM
                                      DECEMBER    DECEMBER        1998 to
                                      31, 1999    31, 1998         1999
                                      ---------   ---------       --------
Statement of Operations Data:
   Product sales.............       $14,770,000  $16,579,000       (10.9)%
   Cost of sales.............         9,648,000   10,246,000        (5.8)
                                    -----------  -----------
       Gross margin......             5,122,000    6,333,000       (19.1)
                                    -----------  -----------

Operating Costs and Expenses:
   Selling expenses..........         4,090,000    3,407,000        20.0
   Research and development..           170,000       69,000       146.4
   General and administrative         3,459,000    3,297,000         4.9
                                    -----------  -----------
       Total operating costs
         and expenses.........        7,719,000    6,773,000        14.0
                                    -----------  -----------

Other Income (Expense), net:
   Interest expense..........          (889,000)  (1,773,000)      (49.9)
   Interest income...........             5,000        3,000        66.7
   Other income (expense)....             3,000      (35,000)      108.6
                                    ------------  -----------
   Net loss..................       $(3,478,000) $(2,245,000)       54.9%
                                    ========================


Supplemental Information:

Revenue by product line type:
   Telecommunication headsets and
    amplifiers and telephone
    accessories............         $ 7,320,000  $7,640,000         (4.2)%
   Home storage and organization      4,648,000   4,703,000         (1.2)
   Flashlights..................      1,810,000     989,000         83.0
   Miscellaneous/Mass market.           992,000   3,247,000        (69.4)
                                   ------------  ----------
       Total product sales and      $14,770,000 $16,579,000        (10.9)%
        other..........            ============ ===========


Following are explanations of significant period to period changes for the years ended December 31, 1999 and 1998:

Revenues

         Total Product Sales. Total product sales decreased by $1,809,000, or 10.9%, from $16,579,000 to $14,770,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998.

         Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $320,000, or 4.2%, from $7,640,000 to $7,320,000 for the year ended
December 31, 1999 compared to the year ended December 31, 1998. This decrease is attributable primarily to the decreased sales of $360,000 resulting from the loss of a private label customer for the Company's "Twisstop" product, decreased sales of the Company's shoulder rest products of approximately $96,000, and decreased sales of telephone amplifiers and headsets of approximately $80,000. These decreases were offset in part by increases in sales of Cord Manager and other Twisstop sales of $216,000.

           Overall gross margins for these products increased to 51.3%, from 49.8% for the years ended December 31, 1999 and 1998, respectively, as a result of the sales mix, offset in part by a write down in inventory of $294,000.

         Home Storage and Organization. Revenues in the home storage and organization product line decreased $55,000, or 1.2%, from $4,703,000 to $4,648,000 for the year ended December 31, 1999 compared to the year ended

December 31, 1998. The decrease is primarily attributable to decreased sales of $163,000 in several of the Company's miscellaneous organizational products, namely shoe organizers, ironing boards and wire baskets and a decrease of $46,000 in the doorstop product line, offset in part by an increase of $104,000 in the "Expand-A-Drawer" product line, and an increase of $50,000 in the "Expand-A-Shelf" product line. Overall gross margins for products in this category decreased to 26.7% for the year ended December 31, 1999 from 33.7% for the year ended December 31, 1998. This decrease in gross margins was primarily attributable to a write down in inventory of $297,000.

         Flashlights. Flashlight revenues increased $821,000, or 83.0%, from $989,000 to $1,810,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase was primarily the result of the addition of five new major customers as a result of a successful increase in the Company's selling and marketing efforts in this product line. Overall gross margins for products in this category decreased from 32.2% to 6.8% for the year ended December 31, 1999 as a result of various changes made to certain flashlight products to increase the quality of these products, as well as increased air freight costs necessitated by production difficulties resulting from an earthquake in Taipei, Taiwan during the third quarter. Management is addressing this gross margin decrease by working with its Asian supplier to more effectively source various components from more reliable sub-assembly vendors and to address the difficulties encountered by the Company's Asian suppliers as a result of the earthquake.

         Miscellaneous and Mass Market. Mass market revenues decreased $2,255,000, or 69.4%, from $3,247,000 to $992,000 for the year ended December
31, 1999 compared to the year ended December 31, 1998. This decrease was primarily the result of the Company's decision to substantially discontinue its efforts in this product line and the resulting December 24, 1998 agreement with Grandway China ("Grandway"). The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase approximately $1,800,000 of inventory that had been acquired by the Company and earmarked for sale to Dolgencorp. During the year ended December 31, 1999 Grandway purchased the entire remaining inventory according to the terms of the December 24, 1998 agreement. Overall gross margins for products in this category decreased from 19.3% to 0.6% for the year ended December 31, 1999 as a result of the "pass-through" effect. Management does not presently anticipate future significant sales in this product line.

Operating Costs and Expenses

         Selling Expenses. Selling expenses increased $683,000, or 20.0%, from $3,407,000 to $4,090,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase is due in part to an increase in advertising expense as the result of the Company securing additional pages in certain office product catalogs, and trade show expenditures due to the Company participation in more regional trade shows, as well as the hiring of two marketing consultants to assist the Company in it's campaign to upgrade it's packaging of products, and an increase in travel costs for the Company's executives and sales managers.

         Research and Development. Research and development expense increased by $101,000, or 146.4%, from $69,000 to $170,000 for the year ended December 31,
1999  compared  to  the  year  ended  December  31,  1998.   This  increase  was
attributable to the addition of a full time Vice President of Research and Development.

         General and Administrative Expenses. General and administrative expenses increased $162,000, or 4.9%, from $3,297,000 to $3,459,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase in general and administrative expenses was primarily the result of the payment of approximately $210,000 in combined severance to the Company's former Chairman and CEO who resigned on January 14, 1999 and the former President of the Company who resigned effective March 17, 1999. Also, travel expenditures increased by approximately $106,000 resulting from increased international travel associated with strengthening Asian supplier relationships. Additional increases included $69,000 in employee recruitment and relocation expense, and $92,000 in consulting fees. These increases were offset in part by a decrease in legal expenses of $209,000, most of which relate to the Company's internal investigation which commenced in 1998 and concluded on January 14, 1999,as well as a decrease in corporate expense of $57,000 due to the Company's cancellation of a lease on residential rental property in Park City, Utah in August of 1998. Additional decreases were the result of a reduction in life insurance premiums paid of $44,000 due to the resignation of the former Chairman and CEO, and President of the Company, and reduced directors fees of $30,000 due to the Company's decision in June 1999 to issue stock options to the non-employee members of the Board of Directors in lieu of cash compensation.

         Total Operating Costs and Expenses. Total operating costs and expenses increased by $946,000, or 14.0%, from $6,773,000 to $7,719,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998, for the reasons discussed above.

         Interest Expense. Interest expense decreased $884,000, or 49.9%, from $1,773,000 to $889,000 for the year ended December 31,1999 compared to the year ended December 31, 1998. This decrease was primarily related to the recognition of a one-time, non-cash charge for the fair value of common stock warrants and a beneficial conversion premium totaling $426,000 and $237,000, respectively, both associated with the issuance of $1,500,000 of convertible debentures (the "Convertible Debentures") in May 1998. During the year ended December 31, 1999, liquidated damages were assessed against the Company in the amount of $258,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures with the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures. Additionally, normal non-cash interest was recognized on the Convertible Debentures in the amount of $166,000 during the year ended December 31, 1999.

         Interest Income. Interest income increased $2,000, from $3,000 to $5,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

         Other Income/Expense and Income Taxes. Other income (expense) and income taxes increased $38,000, from $(35,000) to $3,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase is primarily the result of a smaller tax provision due to net operating loss carryforwards. As well as an increase in the gain on sale of assets of approximately $20,000 in 1999 compared with 1998.

         Net Loss. Net loss increased by $1,233,000, or 54.9%, from a loss of $2,245,000 to a loss of $3,478,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998 due to a combination of the factors described above.

Liquidity and Capital Resources

         General

         The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facilities. On May 27, 1998, the Company obtained a secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by both the Company's accounts receivable and inventory. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. On June 30, 1999, the Company and its lending institution entered into a Fourth Amendment to the Credit Agreement (the "Fourth Amendment"). Pursuant to the Fourth Amendment, certain definitions have been modified, as follows: (i) the maximum line decreased from $5,000,000 to $3,000,000; (ii) the inventory advance rate decreased from 48% to 40%; (iii) the accounts receivable advance rate decreased from 85% to 78%; and (iv) the volume rebate accrual increased from $15,000 on June 1, 1999 to $300,000 at January 1, 2000. This accrual goes to $-0- when the volume rebates are paid in the first quarter of 2000, and will begin to accrue over the remainder of calendar year 2000 to the maximum $300,000 amount. On September 23, 1999 the Company and its lending institution entered into a Fifth (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment changed the terms of certain of the financial covenants and ratios for the remainder of 1999 and the year 2000. The interest rate presently applicable to the revolving credit line is prime plus three percent, with interest payable monthly. At December 31, 1999 the Company was in default of certain of these covenants, however, the Company has obtained a waiver from the lending institution. The Company and the lending institution have negotiated an amendment to the loan agreement which changed the terms of certain of the financial covenants and ratios for 2000. At December 31, 1999, the Company had $244,755 of cash and $1,168,000 of unused borrowings under its credit facility, which amount is limited by the levels of inventory and receivables.

         On May 22, 1998, the Company closed a transaction that provided net capital proceeds of $1,335,000. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. These funds were raised pursuant to the sale by the Company of Convertible Debentures in the aggregate principal amount of $1,500,000. The Convertible Debentures were convertible into the Company's common stock at the lesser of:
(i) 75% of the average of the three lowest closing bid prices of the common stock as quoted on the Nasdaq SmallCap Market during the 22 trading-day period immediately preceding the conversion date or (ii) $6.50, which was 100% of the closing bid price on the trading day immediately preceding the closing date of the Credit Agreement. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital the ("Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 under the Equity Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the draw date and ending two days after the draw date. The Equity Line could not have been utilized, and the Company had no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement (the "Registration Statement") for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares which were issuable upon conversion of the Convertible Debentures, the Company was obligated to issue an additional $500,000 of Convertible Debentures. The Company filed the Registration Statement on Form SB-2 as required by the Credit Agreement but it had not become effective by June 1999.

         On June 25, 1999, the Company and the Convertible Debenture holders entered into a Modification Agreement ("Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations thereunder. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the Registration Statement. Additionally, the Modification Agreement provided for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's obligation to have the Registration Statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000, of which $135,000 was paid in the six-month period ended June 30, 1999. Under the Modification Agreement, the Company was to accrue a total of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount was payable at any time after October 1, 1999, upon request for payment therefore by the Investors, in shares of the Company's common stock. The number of shares of common stock issuable upon such payment was to have been determined by dividing the total amount of damages accrued by 100% of the average of the closing bid prices of the Company's common stock during the five trading day period immediately preceding the date of such payment. Additionally, under the Modification Agreement, the Company's obligation to pay liquidated damages under the Credit Agreement was abated from June 24, 1999 through September 23, 1999, provided that the Registration Statement was declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 were to have accrued for the period between September 24, 1999 and October 23, 1999 if the Registration Statement was not declared effective before October 31, 1999.

         Although the Company filed an amendment to the registration statement on July 2, 1999, the registration statement was not effective by the October 31, 1999 deadline set forth in the Modification Agreement. Moreover, because the Company's pending preliminary proxy statement was being reviewed by the Securities and Exchange Commission in tandem with the pending registration statement, the Company was not able to hold its annual meeting of shareholders by the October 31, 1999 deadline. On November 12, 1999, the Company and the Investors executed an amendment to the Modification Agreement that substituted February 15, 2000 for the October 31, 1999 deadline originally in the Modification Agreement and made certain other changes to the Credit Agreement.

         On December 8, 1999, the Company filed its third amendment to the Registration Statement. The Registration Statement did not become effective, however. The Company and the holders of the Convertible Debentures subsequently executed a Convertible Debenture Retirement Agreement dated as of February 1, 2000, and which closed on February 23, 2000 (the "Retirement Agreement"). Under the Retirement Agreement, and in exchange for payment to the holders of the Convertible Debentures, pro rata, of $1,500,000 cash, the holders agreed to surrender for cancellation all but a small portion of the then unconverted Convertible Debentures, to forgive or release the Company from its obligation to pay accrued interest thereon, to release the Company from its obligation to pay accrued but unpaid liquidated damages resulting from the Company's inability to have the Registration Statement become effective, and otherwise terminate all of the obligations of either party under the Credit Agreement. At the closing of the Retirement Agreement, the holders agreed to convert the remaining portion of the principal amount of the Convertible Debentures into that number of shares that would have been issuable had such portion been converted as of February 14, 2000, or 94,450 shares. In light of the closing of the Retirement Agreement, the Company has no ongoing obligations under the Credit Agreement, and has submitted a request to the Securities and Exchange Commission to withdraw the pending Registration Statement.

         To allow the Company to consummate the transactions contemplated by the Retirement Agreement, the Company completed a private placement of its restricted common stock to seven offshore investors. The private placement was accomplished pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company and the investors dated as of February 11, 2000, which closed on February 23, 2000. Under the Stock Purchase Agreement, the Company agreed to issue a total of 1,222,811 shares of restricted common stock. The consideration paid by the investors was the greater of (i) $1.00 per share or (ii) 100% of the average of the closing bid prices of the Company's common stock as quoted by the Nasdaq Stock Market for the five trading days immediately preceding the date the investors paid the purchase price or any portion thereof. The total proceeds to the Company from the private placement were $1,600,000, of which $1,500,000 was used to close the Retirement Agreement, and $100,000 was used for general corporate purposes.

         On November 4, 1999, the Company sold its corporate headquarters facility for $2,865,000. Simultaneously with the sale, the Company entered into a 20-year leaseback agreement with the purchasing party. The net proceeds to the Company were $831,000, after paying long-term debt secured by the building, broker and legal fees, and other ancillary charges. The proceeds from the sale will be used for working capital purposes. The party that purchased the building is not affiliated with or related to the Company or any of its officers or directors.

         Based on current operations and, after accounting for anticipated cost savings through operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes during the year 2000. However, the Company anticipates that it will pursue additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities during the second quarter of 2000 to fund a combination of short-term working capital requirements and growth.

         December 31, 1999 Compared to December 31, 1998

         As of December 31, 1999, the Company had liquid assets (cash and cash equivalents, accounts receivable - trade and other) of $1,941,000, a decrease of 13.0%, or $291,000, from December 31, 1998 when liquid assets were $2,232,000. Cash increased $243,000 to $245,000 at December 31, 1999 from $2,000 at December 31, 1998. This increase in cash was primarily the result of the procedures involving use of the Company's revolving credit facility, under which collections of outstanding accounts receivable are swept the day after receipt and re-applied against outstanding draws, therefore amounts collected on the last day of the year would not be swept against draws until January 2000. Accounts receivable - trade decreased $533,000, or 23.9%, to $1,696,000 at December 31, 1999 from $2,229,000 at December 31, 1998. This decrease is primarily the result of reduced sales during December 1999 and improved collections.

         Current assets decreased by $2,085,000, or 28.2%, to $5,320,000 at December 31, 1999 from $7,405,000 at December 31, 1998. Of this decrease, $533,000 was primarily the result of a decrease in accounts receivable - trade discussed above and $1,894,000 was the result of decreased inventory levels related to the Company's December 24, 1998 agreement with Grandway China ("Grandway"). The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase approximately $1,800,000 of inventory that had been obtained by the Company and earmarked for sale to Dolgencorp. During the year ended December 31, 1999, Grandway purchased the entire remaining inventory. In addition to the inventory reduction resulting from such sale, the Company wrote-down old inventory to the current market value of the inventory. The decrease in current assets was offset in part by an increase in cash as discussed above.

         Long-term assets increased $334,000, or 8.1%, to $4,468,000 at December 31, 1999 from $4,134,000 at December 31, 1998. This increase was primarily the result of the November 4, 1999 transaction in which the Company sold its corporate headquarters facility for $2,900,000. Simultaneously with the sale, the Company entered into a 20-year capital leaseback agreement with the purchasing party. Such capital addition was offset in part by normal recurring depreciation of fixed assets and amortization of deferred loan costs and other intangibles.

         Current liabilities increased by $62,000, or 1.0%, to $6,036,000 at December 31, 1999 from $5,974,000 at December 31, 1998. Of this increase, $442,000 was primarily the result of an increase in short-term note payable related to additional borrowings on the Company's line of credit, and $63,000 is the result of an increase in accounts payable-trade. These increases were offset, in part, by decreases in accrued expenses, accrued advertising, the current portion of long-term debt, and accounts payable-related.

         The Company's working capital decreased by $2,147,000, or 150.0%, to $(716,000) at December 31, 1999 from $1,431,000 at December 31, 1998, for the reasons described above.

         The Company used cash of $332,000 from operating activities during the year ended December 31, 1999, primarily as a result of the net loss incurred during the period, offset in part from decreased inventory levels.

         The Company received $2,357,000 of cash from investing activities during the year ended December 31, 1999, primarily from proceeds received from the November 4, 1999 sale of the Company's corporate headquarters facility, offset in part by the July 1999 purchase of Transworld Products, Inc., a manufacturer of telephone shoulder rests and a main competitor of the Company in that product line. The Company also incurred additional expenditures for new computer equipment related to its Year 2000 preparations.

         The Company used cash of $1,783,000 from financing activities during the year ended December 31, 1999, due in part to the increase in payments on long-term debt related to the pay-off of the mortgages on the Company's corporate headquarters facility, as well as payments of liquidated damages related to the company's convertible debentures, offset in part by the borrowings on the Company's line of credit.

Inflation

         Most of the Company's products are purchased in finished form and packaged by the supplier or at the Company's headquarters. The Company uses a premixed plastisol (a petroleum based raw material) to manufacture certain of its telephone accessory products at its headquarters. The Company anticipates usual inflationary increases in the price of its plastic products and the other raw materials used in the manufacture of its products, whether such manufacturing is done by the Company or its suppliers. Significant inflationary pressure on such costs could materially affect the Company's profitability if these cost increases cannot be passed on to customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


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

Recent Accounting Pronouncements

         The Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. As a result of SFAS No.137 the effective date of SFAS No. 133 shall be in the first quarter of 2001. The Company does not believe the adoption of SFAS No. 133 will have a material affect on the financial position or results of operations of the Company.

         On  December 3, 1999 the SEC staff  issued  Staff  Accounting  Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB 101 in the first quarter of fiscal 2001.

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

            In its evaluation and remediation program, the Company utilized both internal and external resources to reprogram or replace non-compliant software for Year 2000 modifications. The total cost of the Year 2000 project to date is approximately $195,000, which has been funded through operating cash flows and the Company's existing secured credit facility. Of this cost, approximately $122,000 was attributable to the purchase of new software or equipment that will be capitalized. The remaining $73,000 has been expensed as incurred. The Company does not anticipate incurring additional material expenses related to its Year 2000 remediation efforts in respect of its internal systems and operations.

            As part of its Year 2000 compliance program, the Company also initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems. Additionally, in March 1999, the Company, through its own information technology personnel and its Chief Financial Officer, conducted on-site reviews of certain of its key Asian suppliers to ascertain, to the extent possible, the Company's exposure to manufacturing delays or stoppages as a result of those suppliers' failure to remediate their Year 2000 problems.

            Through December 31, 1999, and continuing to the date of this Report, the Company had experienced no material impact to its operations and financial condition, other than the expenditures summarized above, as a result of the Year 2000 problem, either as a result of internal problems or problems encountered by its suppliers or customers. There remains a possibility that residual consequences stemming from the change to the year 2000 could occur and, if these consequences become widespread, they could have a material adverse effect on the Company, its operations and financial condition. However, management considers this possibility remote and does not anticipate any significant problems due to the Year 2000 issue.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to, potential increases in inventory costs, competition, and the Company's ability to obtain additional working capital to fund future growth, as well as the other factors described elsewhere in this Report under the heading "Description of Business Risk Factors".

Item 7.   Financial Statements



                          Independent Auditors' Report



The Board of Directors
Dynatec International, Inc.:


We have audited the accompanying consolidated balance sheets of Dynatec International, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatec International, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                                    /s/ KPMG LLP


Salt Lake City, Utah
March 1, 2000

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                                          1999                1998
                                                                                     ---------------     --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $      244,755      $       2,268
    Trade accounts receivable, net of allowance for doubtful accounts of $39,036
       in 1999 and $30,190 in 1998, respectively (note 6)                                 1,695,897          2,229,267
    Inventories (notes 3 and 6)                                                           2,963,064          4,857,241
    Prepaid expenses and other                                                              415,921            316,347
                                                                                     ---------------     --------------

                Total current assets                                                      5,319,637          7,405,123
                                                                                     ---------------     --------------

LAND, BUILDING AND EQUIPMENT, at cost (notes 7 and 8):
    Land                                                                                         -             365,860
    Building and improvements                                                            2,865,000           2,214,144
    Furniture, fixtures, and equipment                                                   3,724,808           3,554,045
                                                                                     ---------------     --------------
                                                                                         6,589,808           6,134,049
    Less accumulated depreciation and amortization                                       2,471,862           2,336,427
                                                                                     ---------------     --------------

                Net land, building and equipment                                         4,117,946           3,797,622

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES, net (note 4)                                  194,743             205,102

DEFERRED LOAN COSTS, net of accumulated amortization of $30,452 in
   1999 and $4,903 in 1998, respectively (note 2)                                           36,194              61,743

OTHER ASSETS                                                                               119,450              69,337
                                                                                     ---------------     --------------
                                                                                        $9,787,970         $11,538,927
                                        `                                            ===============     ==============


















          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           DECEMBER 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                           1999                 1998
                                                                                       -------------       -------------
CURRENT LIABILITIES:
    Short-term note payable (note 6)                                                   $  1,831,622        $  1,389,223
    Convertible debentures (note 9)                                                       1,649,342           1,667,079
    Current portion of long-term debt (note 7)                                               82,500             246,855
    Current portion of capital lease obligations (note 8)                                    60,739              17,881
    Accounts payable                                                                      1,581,463           1,518,316
    Accounts payable - other                                                                      -               9,000
    Accounts payable - related party (note 13)                                                    -              98,403
    Accrued expenses                                                                        525,038             637,051
    Accrued advertising                                                                     300,000             320,000
    Accrued royalties payable                                                                80,150              70,246
                                                                                       -------------       -------------

              Total current liabilities                                                   6,110,854           5,974,054

LONG-TERM DEBT, net of current portion (note 7)                                              81,175           2,006,518

DEPOSIT FOR STOCK ISSUANCE (note 11)                                                              -           1,000,000

DEFERRED GAIN ON SALE OF ASSET                                                              244,363                   -

CAPITAL LEASE OBLIGATIONS, net of current portion (note 8)                                2,957,740              28,654
                                                                                       -------------       -------------

              Total liabilities                                                           9,394,132           9,009,226
                                                                                       -------------       -------------

STOCKHOLDERS' EQUITY (note 11):
    Common stock,  $.01 par value;  100,000,000  shares authorized and 3,721,418
       and  2,901,627  shares   outstanding  at  December  31,  1999  and  1998,
       respectively                                                                          37,214              29,016
    Treasury stock, at cost, 91,515 shares                                                 (915,150)           (915,150)
    Additional paid-in capital                                                            8,375,074           7,041,590
    Accumulated deficit                                                                  (7,103,300)         (3,625,755)
                                                                                       -------------       -------------

              Net stockholders' equity                                                      393,838           2,529,701
                                                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES ( note 6, 7, 8, 9, 15,  and 19)
                                                                                       $  9,787,970        $ 11,538,927
                                                                                       =============       =============









          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                     1999                  1998
                                                                  ---------------      ---------------

PRODUCT SALES                                                     $   14,770,244       $   16,578,694
COST OF SALES                                                         (9,647,770)         (10,246,369)
                                                                  ---------------      ---------------

       Gross Margin                                                    5,122,474            6,332,325
                                                                  ---------------      ---------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                   4,089,515            3,406,558
    General and administrative                                         3,458,644            3,297,555
    Research and development                                             170,247               68,708
                                                                  ---------------      ---------------

       Total operating costs and expenses                              7,718,406            6,772,821
                                                                  ---------------      ---------------

          Loss from operations                                        (2,595,932)            (440,496)
                                                                  ---------------      ---------------

OTHER INCOME (EXPENSE):
    Interest expense (note 9)                                           (888,992)          (1,773,079)
    Interest income                                                        4,534                3,340
    Other income (expense)                                                 2,845              (20,192)
                                                                  ---------------      ---------------

       Total other expense, net                                         (881,613)          (1,789,931)
                                                                  ---------------      ---------------

          Loss before income tax provision                            (3,477,545)          (2,230,427)

INCOME TAX PROVISION (note 10)                                                 -              (15,000)
                                                                  ---------------      ---------------
          Net loss                                                $   (3,477,545)      $   (2,245,427)
                                                                  ===============      ===============

BASIC AND DILUTED NET LOSS PER SHARE                              $        (1.03)      $         (.80)
                                                                  ===============      ===============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                             3,384,598            2,792,738
                                                                  ===============      ===============















          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                           Common Stock
                                     --------------------------
                                                                       Treasury     Additional                         Net
                                          Number of                     Stock        Paid-in       Accumulated    Stockholders'
                                          Shares         Amount        At Cost       Capital         Deficit          Equity
BALANCE DECEMBER 31, 1997                 2,869,940      $28,699       (915,150)     5,596,740       (1,380,328)      3,329,960
Shares issued pursuant to employee
    stock option plans                       11,687          117              -           (117)               -               -
Issuance of convertible debentures
    and equity line-of-credit
      (note 9)                               20,000          200              -        864,968                -         865,168
Capital addition (note 11)                        -            -              -        580,000                -         580,000
Net loss                                                                                             (2,245,427)     (2,245,427)
                                          ---------      -------     -----------    -----------    -------------    ------------
                                                  -            -              -              -

BALANCE DECEMBER 31, 1998                 2,901,627       29,016       (915,150)     7,041,590       (3,625,755)      2,529,701
Shares issued pursuant to conversion
    of  deposit payable
      (note 11)                             500,000        5,000              -        995,000                -       1,000,000
Shares issued pursuant to conversion
    of  convertible debenture (note 9)      285,843        2,858              -        303,824                -         306,682
Shares issued pursuant to
    sale/leaseback of company
    headquarters building (note 11)          33,948          340              -         34,660                -          35,000
Net loss                                                                                             (3,477,545)     (3,477,545)
                                          ---------      -------     -----------    -----------    -------------    ------------
                                                  -            -              -              -

BALANCE DECEMBER 31, 1999                 3,721,418      $37,214     $ (915,150)    $8,375,074     $ (7,103,300)    $   393,838
                                          =========      =======     ===========    ===========    =============    ============























          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     1999                     1998
                                                                               -----------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $     (3,477,545)         $     (2,245,427)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  588,146                   504,991
         Amortization of deferred loan costs                                             25,549                    97,415
         Non-cash interest expense on convertible debentures (note 9)                   423,945                 1,004,996
         Loss (gain) on sale of assets                                                   (2,935)                   20,192
         Provision for losses on accounts receivable                                     39,000                    77,125
         Changes in operating assets and liabilities:
               Trade accounts receivable                                                494,370                  (330,373)
               Inventories                                                            1,894,177                (2,335,092)
               Prepaid expenses                                                         (99,574)                   21,553
               Other assets                                                             (50,113)                  (38,294)
               Accounts payable                                                          63,147                   525,684
               Accounts payable - other                                                  (9,000)                  (76,000)
               Accounts payable - related party                                         (98,403)                   98,403
               Accrued expenses                                                        (112,013)                  573,136
               Accrued advertising                                                      (20,000)                  (30,000)
               Accrued royalties                                                           9,904                   52,365
                                                                               -----------------         -----------------
                  Net cash used in operating activities                                (331,345)               (2,079,326)
                                                                               -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale of assets                                                2,693,698                    63,706
  Purchase of building and equipment                                                   (252,219)                 (394,365)
  Cash paid for asset acquisition (note 5)                                              (85,000)                        -
                                                                               -----------------         -----------------
                  Net cash provided by (used in) investing activities                 2,356,479                  (330,659)
                                                                               -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                      442,399                    58,054
  Debt issuance costs                                                                         -                  (298,986)
  Net payments on long-term debt                                                     (2,089,698)                 (744,459)
  Principal payments on capital lease obligations                                       (35,348)                  (15,250)
  Payment of liquidated damages related to convertible debenture (note 9)              (135,000)                        -
  Proceeds from issuance of common stock related to sale of building
   (note 11)                                                                             35,000                         -
  Proceeds from capital addition (note 11)                                                    -                   580,000
  Proceeds from convertible debenture offering (note 9)                                       -                 1,500,000
  Proceeds from deposit for stock issuance (note 11)                                                            1,000,000
                                                                               --------------------      -----------------
                                                                                              -
                  Net cash provided by (used in) financing activities                (1,782,647)                2,079,359
                                                                               --------------------      -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    242,487                  (330,626)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                      2,268                   332,894
                                                                               -----------------         -----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $       244,755          $         2,268
                                                                               =================         =================


          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      YEAR ENDED DECEMBER 31, 1999 AND 1998





                                                                                 1999               1998
                                                                            --------------      -------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                   $  552,928             $ 685,573

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Share certificate cancelled                                                       -               250,000

    Debt issuance costs attributable to warrants to placement agent                   -               426,000

    Convertible debt discount associated with warrants to investors                   -               426,000

    Property and equipment acquired under capital leases                      3,007,292                     -

    Conversion of Convertible Debentures and accrued interest for
         common stock                                                           306,682                     -

    Issuance of 500,000 shares of restricted stock                            1,000,000                     -



























          See accompanying notes to consolidated financial statements.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1)  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

         Dynatec International, Inc., a Utah corporation (Dynatec or the Company), is a manufacturer and distributor of consumer products comprising the following major product lines: telecommunication headsets and amplifiers and telephone accessories, home storage and organization, flashlights and other miscellaneous products sold to mass market merchandisers. Dynatec is located in Salt Lake City, Utah. The Company conducts most of its operations through four wholly owned subsidiaries: Softalk, Inc., Arnco Marketing, Inc., Nordic Technologies, Inc. and SofTalk Communications, Inc. Unless specified to the contrary herein, references to Dynatec or to the Company refer to the Company and its subsidiaries on a consolidated basis.

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

Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

Inventories

         Effective January 1, 1998, the Company changed its method of determining the value of inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO). Historically, the difference between the LIFO and FIFO values of inventories has been immaterial. Raw materials inventory is stated at the lower of cost or market. Work-in-process and finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value).

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Building and Equipment

     Depreciation on building and equipment is computed on the straight-line method over the following useful lives: Capital Leases 3-20 years Equipment 5-10 years Office Equipment & Fixtures 3-7 years Vehicles 5 years Signs and Show Booths 3-7 years

         Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

Accounting for Impairment of Long-Lived Assets

         Long-lived assets, goodwill, and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Intangible Assets

         Intangible assets include purchased patents, product licenses, and other agreements allowing the Company non-exclusive rights to manufacture, produce, and sell various products. Such costs are amortized on a straight-line basis over their estimated useful lives of 5 to 40 years. Other intangible assets such as agreements not to compete are being amortized using the straight-lined method over five years.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Transworld Products, Inc. (Transworld) on July 15, 1999. The goodwill, is being amortized using the straight-line basis over two years (note 5).

Deferred Loan Costs

         Deferred loan costs totaling $66,646 resulted from issuance costs related to the Company's revolving credit facility, and are being amortized as interest expense over thirty-six months using a basis that approximates the effective-interest rate method (note 6).

Revenue Recognition

         The Company recognizes revenue from product sales at the time of shipment. The Company has established programs, which under specified conditions enable its customers to return product. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

         The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide proforma footnote disclosures required by SFAS No. 123.


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

         For the year ended December 31, 1999, one customer accounted for 11.3% and no other customer accounted for more than 10% of the Company's total revenues.

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

         The Company has recognized no tax benefit for the net operating losses incurred during the years ended December 31, 1999 and 1998 due to uncertainties about the Company's ability to generate future earnings to offset such losses.

Basic and Diluted Net Loss Per Common Share

         Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is the amount of loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In calculating net loss per share for the years ended December 31, 1999, and 1998, warrants and options to purchase 1,581,000, and 1,687,500 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         A reconciliation between the basic and diluted weighted-average number of shares outstanding as of December 31, 1999 and 1998 is summarized as follows:

                                                                             December 31,
                                                                     --------------------------------
                                                                         1999              1998
                                                                     --------------     -------------
                                                                                        <C
Basic weighted average number of common shares...................         3,384,598         2,792,738
Weighted average number of common stock options..................                 -                -
                                                                     ==============     =============
       Diluted weighted average number of shares..................        3,384,598         2,792,738
                                                                     ==============     =============


Advertising

         Advertising costs are expensed as incurred. The Company does not participate in direct response advertising. Advertising expense amounted to $956,106 and $531,949 in 1999 and 1998, respectively.

Comprehensive Loss

         The company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive loss and its components in financial statements. For the years ended December 31, 1999 and 1998 comprehensive loss was equal to the net loss as presented in the accompanying statements of operations.

Reclassifications

         Certain reclassifications have been made in 1998 to conform with the 1999 presentation.

(3)      INVENTORIES

          Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, flashlights, and other miscellaneous products sold to mass market merchandisers as of December 31, 1999 and 1998, respectively, are summarized as follows:


                                                    1999               1998
                                                 ------------       ------------
   Raw materials............................     $   886,377             902,703
   Work-in-Process..........................         135,931             309,815
   Finished Goods...........................      1,940,7561           3,644,723
                                                 ------------       ------------
                                                 $  2,963,064          4,857,241
                                                 ============       ============

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


(4)      INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31:

                                                                  Est. Useful
                                       1999           1998       Life (years)
                                    ---------      --------      ------------
   Goodwill                            34,307             -           2
   License agreement                  203,509       203,509           40
   Product rights                     296,262       301,263           5-10
   Non-compete agreements             112,500        87,500           5
                                    ---------      --------
                                      646,578       592,272

   Less accumulated amortization      451,835       387,170
                                    ---------      --------
                                     $194,743      $205,102
                                    =========      ========

(5)      ASSET ACQUISITION

         On July 15, 1999, the Company purchased certain assets of Transworld at a purchase price of $85,000. The acquisition was accounted for by the purchase method. Transworld is a manufacturer of telephone shoulder rests and was a main competitor of the Company in that product line. In exchange for the purchase price payment, the Company acquired machinery and equipment, inventory, and intangible assets that include a non-compete agreement and goodwill.

         The allocation of the $85,000 purchase price among the tangible and intangible assets is summarized as follows:
                                                                    Amortization
                                                                        Period
                                                                       (years)
                                                                   -------------
         Purchase price allocation:
         Net tangible assets acquired                    $25,693
           Intangible assets:
             Non-compete agreement                        25,000          5
             Goodwill                                     34,307          2
                                                        --------
         Total purchase price                            $85,000
                                                        ========


(6)      SHORT-TERM NOTE PAYABLE

              The short-term note payable consists of a revolving line-of-credit obtained on May 27, 1998 from a regional financial institution that provides up to $3,000,000 bearing interest at a rate of prime plus three percent with interest payable monthly (11.5% and 9.75% at December 31, 1999 and 1998, respectively). The note is secured by accounts receivable and inventory and is due May 26, 2001. As of December 31, 1999 and 1998, direct outstanding borrowings totaled $1,831,622 and $1,389,223, respectively. The amount of unused borrowings under the Company's credit facility is limited to the then-current levels of inventory and receivables discounted at 40% and 78%, respectively. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. At December 31, 1999 the Company was in default of certain of these covenants, however, the Company has obtained a waiver. The Company and the lending institution have negotiated an amendment to the agreement which amended the terms of certain of the financial covenants and ratios for 2000.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(6)           SHORT-TERM NOTE PAYABLE (Continued)

          Maximum and average borrowings as well as weighted average interest rate for the years ended December 31, 1999 and 1998 are as follows:

                                                    1999               1998
                                               --------------     --------------
        Maximum Outstanding                        $2,503,277         $2,416,638
        Average Outstanding                        $2,048,824         $1,780,576
        Weighted Average Interest Rate                 10.83%              8.25%


(7)      LONG -TERM DEBT

         Long-term debt consists of the following at December 31, 1999 and 1998:

                                                               1999       1998
                                                             --------   --------

         Term note  payable  to a bank,  interest
         at prime plus 1%, due May 26, 2001,
         secured by equipment                                163,675     266,175

         Note payable to a company; due in monthly
         installments of  $6,807 plus interest at 6%;
         due October 31, 2000, unsecured                           -     149,755

         Note payable to a financial institution;
         due in monthly installments of $455 with
         interest at 8.75%, due November 29, 2001,
         secured by a vehicle                                      -      13,976

         Note  payable to a bank;  due in monthly
         installments  of $10,234 with interest at
         8.75%, due November 1, 2010, secured by
         land and building                                         -     882,782


         Note  payable  to the Small  Business
         Administration;  due in  monthly
         installments  of $8,541 with  interest at
         7.32%;  due August 14,  2016,
         secured by land and building as well as
         assets of a former officer of the Company                 -     940,685
                                                           ---------   ---------

         Total long-term debt                                163,675   2,253,373

         Less current portion                                 82,500     246,855
                                                           ---------   ---------

         Total long-term debt excluding current
         portion                                           $  81,175  $2,006,518
                                                           =========  ==========

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(7)      LONG -TERM DEBT (Continued)

         Aggregate maturities subsequent to December 31, 1999, are as follows:

2000      82,500
2001      81,175

                      Total long-term debt                          $163,675


(8)      LEASES

         The following represents assets under capital lease at December 31, 1999 and 1998:


                                                    1999                1998
                                                ------------         -----------
      Equipment                                 $   206,938          $    82,357
      Building                                    2,865,000                    -
                                                ------------         -----------
                                                   3,071,938              82,357
      Less accumulated depreciation                   71,172              33,704
                                                ------------         -----------
      Net property under capital lease          $  3,000,766         $    48,653
                                                ============         ===========

         Amortization of assets held under capital lease is included with depreciation expense. Rental expense for operating leases during the years ended December 31, 1999 and 1998 was $31,189 and $21,407, respectively.

         On November 4, 1999, the Company sold its corporate headquarters facility for $2,865,000. Simultaneously with the sale, the Company entered into a 20-year leaseback agreement with the purchasing party. The party that purchased the building is not affiliated with or related to the Company or any of its officers or directors, and the terms of the transaction were the result of arms-length negotiations. In connection with the sale/leaseback the Company recorded a deferred gain of $246,417, which is being amortized on a straight-line basis over the term of the related lease as a reduction to interest expense.

         At December 31, 1999 the Company is obligated under the terms of non-cancelable leases on the Company headquarters and warehouse building, machinery and equipment, and automobiles. The leases have the following minimum lease commitments:
                                                  Capital      Operating
                                                   leases       leases
                                               ----------      ----------
     Year ended December 31: 2000                $407,033      $   11,170
                             2001                 407,817           6,501
                             2002                 371,938           6,076
                             2003                 330,915           6,076
                             2004                 335,724           3,038
                             Later              5,992,975               -
                                                ----------      ---------
     Total minimum lease payments               7,846,402       $  32,861
                                                                =========
      Less amount representing interest (at
        rates ranging from 3.38% to 29.69%)     4,827,923
     Present value of total minimum capital
        lease payments                          3,018,479
     Less current portion                          60,739
                                               ----------
     Capital lease obligations excluding
        current portion                        $2,957,740
                                               ==========

(9)      CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

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

         As of December 31, 1999 the investors had converted the following amounts of principal and interest accrued thereon into the following amounts of common stock :

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(9)      CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT (Continued)

     Date of         Conversion         Principal        Number of                         Number of
    Conversion      Price/Share         Amount           Shares       Interest Amount       Shares
   -----------      -----------        ---------        ---------     ---------------     ----------
     6/10/99          $1.3438          $132,500           98,604          $11,180            8,320
      7/8/99          $1.1250          $ 75,000           66,667          $10,680            9,157
     10/8/99          $0.7500          $ 53,000           70,666          $ 8,904           11,872
     12/1/99          $0.7500          $ 13,000           17,333          $ 2,418            3,224


         Accordingly, as of December 31, 1999, there was a total principal amount of outstanding Convertible Debentures of $1,226,500 and $422,842 of accrued interest and penalties. Assuming a hypothetical conversion of this entire remaining principal amount of the Convertible Debentures outstanding as of December 31, 1999, and all interest accrued thereon at the rate of 12% per annum as of December 31, 1999, the Convertible Debentures would be convertible into approximately 1,649,000 shares of the Company's common stock. The Convertible Debentures are callable by the holders thereof.

         In addition to the sale of the Convertible Debentures, under the Credit Agreement, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital (the "Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 of the Equity Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the draw date and ending two days after the draw date. The Equity Line could not have been utilized, and the Company would have had no obligation to exercise any portion of the put mechanism, until after the effective date of a registration statement covering the shares of common stock issuable under the Credit Agreement (the "Registration Statement"). Additionally, upon the effectiveness of the Registration Statement, the Company was obligated to issue an additional $500,000 principal amount of Convertible Debentures, pro rata to the investors.

     On June 25, 1999, the Company and the investors entered into a Modification Agreement (the "Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations thereunder. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the Registration Statement. Additionally, the Modification Agreement provided for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's obligation to have the Registration Statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000, of which $135,000 was paid during the year ended December 31, 1999 and $75,000 was paid during the year ended December 31, 1998. Under the Modification Agreement, the Company is to accrue atotal of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount was to have been payable at any time after October 1, 1999, upon request for payment therefore by the investors, in shares of the Company's common stock. The number of shares of common stock issuable upon such payment was to have been determined by dividing the total amount of damages accrued by 100% of the average of the closing bid prices of the Company's common stock during the five trading day period immediately preceding the date of such payment. Additionally, under the Modification Agreement, the Company's obligation to pay liquidated damages under the Credit Agreement was abated from June 24, 1999 through September 23, 1999, provided that the Registration Statement was declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 were to have accrued for the period between September 24, 1999 and October 23, 1999 if the Registration Statement was not declared effective on or before October 31, 1999. If the Registration Statement was not declared effective on or before October 31, 1999, the Modification Agreement's provisions providing for the payment of liquidated damages in stock and the abatement of liquidated damages from June 23, 1999 to September 23, 1999 and the provisions

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(9)      CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT (Continued)

allowing the Company to pay liquidated damages in common stock rather than cash were subject to rescission at the option of the investors. Except to the extent specifically modified by the Modification Agreement, the terms and conditions of the Credit Agreement and the documents and instruments incorporated in the Credit Agreement were not affected in any way by the Modification Agreement.

         Although the Company filed an amendment to the Registration Statement on July 2, 1999, the Registration Statement was not effective by the October 31, 1999 deadline set forth in the Modification Agreement. On November 12, 1999, the Company and the investors executed an amendment to the Modification Agreement that substituted February 15, 2000 for the October 31, 1999 deadline originally in the Modification Agreement. Consequently, the accrual of liquidated damages will be deferred from June 24, 1999 until February 15, 2000, provided that the Registration Statement becomes effective and shareholder approval of the transaction is obtained on or before that date. Liquidated damages from February 24, 1999 through June 23, 1999 have been accrued and continue to be payable by the Company as specified in the Modification Agreement. The November 12, 1999 agreement also amended the Convertible Debentures such that, even if the Convertible Debentures are still outstanding at their maturity date, May 22, 2001, the Convertible Debentures will not automatically be converted into common stock unless the holders so elect. See note 18 for discussion of The Convertible Debenture Retirement Agreement ("The Retirement Agreement").

         Also in connection with the Credit Agreement, the investors and placement agent were issued warrants. These warrants were issued as Series A and Series B as follows:

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

(10)     INCOME TAXES

         Income tax expense (benefit) attributable to income from continuing operations consists of:

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(10)     INCOME TAXES (Continued)


                                          Current          Deferred        Total
      Year ended December 31, 1999
      Federal                         $         -      $        -     $        -
      State                                     -               -              -
                                      -----------      ----------     ----------
                                      $         -      $        -     $        -
                                      ===========      ==========     ==========

      Year ended December 31, 1998
      Federal                         $    19,386      $  (4,386)     $   15,000
      State                                   650           (650)              -
                                      -----------      ----------     ----------
                                      $    20,036      $  (5,036)     $   15,000
                                      ===========      ==========     ==========


         Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss from continuing operations as a result of the following:

                                                                   1999            1998
                                                                   ----            ----
      Computed "expected" tax benefit                         $  (1,182,365)  $  (983,952)
      Change in the valuation allowance for deferred tax
         assets allocated to income tax expense                   1,108,011       269,952
      Non-deductible financing costs                                152,828       682,733
      State income tax benefit net of federal tax effect            (99,015)      (23,974)
      Other                                                          20,541        70,241
                                                              --------------  ------------
      Total                                                   $            -  $    15,000
                                                              ==============  ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below.


                                                           1999         1998
                                                           ----         ----
    Deferred tax assets:
      Inventory capitalization                         $    32,249   $    60,041
      Allowance for bad debts                               14,560        11,261
      Compensated absences accrued for financial
         reporting purposes                                 13,928        25,784
      Net operating loss carry-forward                   1,814,205       649,945
      Intangibles, principally due to differences
         in amortization                                    31,380        17,701
      Warranty and other reserve                            56,208         8,837
      Research and experimentation credit                        -        25,000
                                                       ------------  -----------
       Gross deferred tax assets                         1,962,530       798,569
        Less valuation allowance                         1,864,244       756,233
                                                       -----------   -----------
    Deferred tax assets                                     98,286        42,336

    Deferred tax liabilities:
      Plant and equipment, principally due to
         differences in depreciation                        98,286        42,336
                                                       -----------   -----------
    Deferred tax liabilities                                98,286        42,336
                                                       ===========   ===========

    Net deferred tax assets (liabilities)              $         -   $         -
                                                       ===========   ===========

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(10)     INCOME TAXES (Continued)

         The valuation allowance for deferred tax assets as of January 1, 1998 was $486,281. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was $ 1,108,011 and $ 269,952, respectively.

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be reported as a reduction of income tax expense from continuing operations.
         The Company has $4,863,370 of net operating loss carryforwards at December 31, 1999. Of the total net operating loss carryforwards, $525,792, $490,219, $847,359 and 3,000,000 expire in the years ended December 31, 2011,
2012, 2018, and 2019 respectively.

         As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change in ownership since 1986.
Consequently, use of the Company's net operating loss carryforward against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management does not believe that these rules will adversely impact the Company's ability to utilize the above losses in the aggregate.

(11)     STOCKHOLDERS' EQUITY

           On February 4, 1999, the Company entered into a Deposit Payable Conversion Agreement, whereby a $1,000,000 deposit received by the Company in early 1998 and recorded as a liability in the accompanying balance sheet, was cancelled and the Company issued 500,000 shares of restricted common stock under Regulation D to the depositor.

         On November 4, 1999, the Company sold its corporate headquarters facility for $2,865,000. Simultaneously with the sale, the Company entered into a 20-year leaseback agreement with the purchasing party. The net proceeds to the Company were $831,000, after paying long-term debt secured by the building, broker and legal fees, and other ancillary charges. The proceeds from the sale will be used for working capital purposes. As an additional inducement to the purchaser, the Company issued a total of 33,948 shares of its restricted common stock to the purchaser having a market value of $35,000 based on the fair market value of the restricted stock on the date of issue. The party that purchased the building is not affiliated with or related to the Company or any of its officers or directors, and the terms of the transaction were the result of arms-length negotiations.

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

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(12)     BUSINESS SEGMENT INFORMATION

         Information as to the operations of the Company in different business segments (rounded to the nearest thousandth) is set forth below based on the nature of the products and services offered. Management evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITDA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

                                                 YEARS ENDED DECEMBER 31,
                                             ----------------------------------
REVENUES:                                         1999                 1998
------------------------------------------     -------------      ------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories...     $   7,320,000      $  7,640,000
Home Storage and Organization.............         4,648,000         4,703,000
Flashlights...............................         1,810,000           989,000
Miscellaneous/Mass Market.................           992,000         3,247,000
                                               -------------      ------------

       Total..............................       $14,770,000      $ 16,579,000
                                                 ===========      ============


                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
OPERATING INCOME (LOSS):                            1999            1998
--------------------------------------------     ---------        --------
Telecommunication Headsets and Amplifiers
   and Telephone Accessories................   $    (603,000)      $   904,000
Home Storage and Organization...............      (1,022,000)         (496,000)
Flashlights.................................        (977,000)         (696,000)
Miscellaneous/Mass Market...................           6,000          (152,000)
                                               --------------      ------------

       Total................................   $  (2,596,000)      $  (440,000)
                                               ==============      ============


                                                    YEARS ENDED DECEMBER 31,
                                               --------------------------------
DEPRECIATION AND AMORTIZATION (1):                  1999               1998
---------------------------------------------    ----------          ----------
Telecommunication Headsets and Amplifiers
   and Telephone Accessories.................   $   312,000         $   206,000
Home Storage and Organization................       198,000             183,000
Flashlights..................................        78,000              93,000
Miscellaneous/Mass Market....................             -              23,000
                                                -----------         -----------

       Total.................................     $ 588,000         $   505,000
                                                ===========         ===========

(1) Amortization includes all amortization relating to product license rights, goodwill, non-competes and purchased patents.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(12)     BUSINESS SEGMENT INFORMATION (Continued)

         Information as to the assets and capital expenditures of the Company is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
ASSETS (1):                                         1999                 1998
---------------------------------------------   ------------       -------------
Telecommunication Headsets and Amplifiers
   and Telephone Accessories.................   $  4,827,000       $   4,795,000
Home Storage and Organization................      2,468,000           3,200,000
Flashlights..................................      1,676,000           1,728,000
Miscellaneous/Mass Market....................              -           1,366,000
                                                ------------       -------------
     Total assets for reportable segments....      8,971,000          11,089,000

Other assets.................................        156,000             319,000
Deferred loan costs and other assets not
   allocated to segments.....................        661,000             131,000
                                                ============       =============
       Consolidated total....................   $  9,788,000       $  11,539,000
                                                ============       =============

                                                  YEARS ENDED DECEMBER 31,
                                                --------------------------------
CAPITAL EXPENDITURES:                               1999                 1998
---------------------------------------------   -------------      -------------
Telecommunication Headsets and Amplifiers
   and Telephone Accessories.................   $     179,000      $     157,000
Home Storage and Organization................         114,000            162,000
Flashlights..................................          44,000             69,000
Miscellaneous/Mass Market....................               -              6,000
                                                -------------      -------------

   Total.................................       $     337,000      $     394,000
                                                =============      =============


(12)     BUSINESS SEGMENT INFORMATION (Continued)

         Information as to the Company's operations in different geographical areas is as follows:

                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------
REVENUES:                                 1999            1998
-----------------------------------    -----------    -----------
United States......................   $ 14,596,000   $ 16,402,000
Other (1)..........................        174,000        177,000
                                      ------------   ------------

       Total.......................   $ 14,770,000   $ 16,579,000
                                     =============   ============

(1)      Includes Canada, Europe and other miscellaneous.


                                                YEARS ENDED DECEMBER 31,
                                             -----------------------------
OPERATING LOSS:                                1999                 1998
--------------------------------             --------            ---------

United States...................           $ (2,596,000)         $ (440,000)
                                           =============         ===========


                                                YEARS ENDED DECEMBER 31,
                                             ------------------------------
ASSETS:                                        1999             1998
--------------------------------             --------         --------
United States...................          $  9,418,000     $  11,089,000
Asia............................               370,000           450,000
                                          ------------     -------------

       Total...........................   $  9,788,000     $  11,539,000
                                          ============     =============

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


(13)     RELATED PARTY TRANSACTIONS

       The Company's subsidiary Softalk, Inc., licenses certain patent and trademark rights associated with the Company's Softalk product line pursuant to a royalty agreement with WAC Research Inc., a Utah corporation ("WAC"). The Company believes that Donald M. Wood, who, until January 14, 1999, was the Company's Chairman and Chief Executive Officer, owns a one-half equity interest in WAC. WAC obtained the patent and trademark rights for the Softalk products in August 1986, when WAC purchased them from the inventor of Softalk and related products in a private transaction. The purchase price for such patent and trademark rights was $1,000,000 to $2,000,000, which was paid to Practical Innovations, Inc. by a combination of the Company's common stock and cash. At that time, the Company acquired license rights to the Softalk patents and trademark, in return for which it agreed to pay a 10% royalty on all Softalk sales. That royalty rate subsequently was reduced to 5%. During the years ended December 31, 1999 and 1998, the Company paid royalties to WAC of $298,420 and $172,669, respectively.

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

     Donald M. Wood, who served as the Company's Chief Executive Officer during the entirety of 1998 and until January 14, 1999, owned a residential rental property in Park City, Utah until August 1998. The Company leased this property from him to use for Company-related travel, promotional work, lodging, and entertainment for customers, suppliers, and employees. The monthly rental payment for this property was $7,000. The Company paid $-0- and $56,000 for each of the years ending December 31, 1999 and 1998, respectively. This cost also covered operating and maintenance costs, and general care of the property. In August 1998, this property was sold by Mr. Wood. As a result, the Company is no longer obligated to pay rental fees, and paid no such rental fees during 1999.

         In July 1998, the Company's Board of Directors commenced an internal investigation into the facts and circumstances of a number of transactions between the Company and certain of its officers and directors as well as several general corporate and management concerns brought to the attention of the Company's independent directors. The Company engaged an unrelated third party to conduct the investigation, which concluded in January 1999. Thereafter, the Company's former Chairman and CEO resigned and retired from the Company. The Company does not anticipate taking further action, legal or otherwise, with respect to the matters and individuals investigated, although the Company, through its new management, has identified several areas in which new corporate governance policies have been adopted or old policies changed. In connection with the investigation, several of the Company's directors engaged independent legal counsel. An aggregate of $112,938 of such legal fees were reimbursed by the Company pursuant to action by the Company's Board of Directors at the commencement of the investigation.

         The Company grants various options under both non-qualified and incentive stock options plans. These options are described in detail in Note 15. The non-qualified plans included 537,500 options granted to Muito Bem Ltd., an entity controlled by Donald M. Wood, the former Chairman and Chief Executive Officer of the Company, at an exercise price of $2.50 per share. Mr. Wood agreed in 1999 to cancel all stock options issued to Muito Bem.

         In May 1989, the Company engaged Alpha Tech Stock Transfer Company ("Alpha Tech") as the Company's stock transfer agent. Alpha Tech served in that capacity until January 13, 1999, when the Company terminated Alpha Tech's agency and instructed Alpha Tech to transfer the Company's records to American Stock Transfer Company, New York, New York. James W. Farrell, the principal of Alpha Tech, is the brother-in-law of Donald M. Wood, the Company's former Chairman and Chief Executive Officer who resigned from the Company effective January 14, 1999. During the years ended December 31, 1999 and 1998, the Company paid Alpha Tech a total of $-0- and $1,530, respectively, in fees for services rendered. The Company believes that the fees paid to Alpha Tech during these periods were roughly comparable to the fees it would have paid to a similar local transfer agent for similar services.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments are included in the consolidated balance sheets at carrying cost. The carrying amounts approximate fair value for cash, trade accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses because of the short maturity of these instruments. Because the blended interest rate of debt approximates the current interest rates available, the carrying value of debt instruments also approximates fair market value.

(15)     STOCK OPTIONS

         The Company has established three stock option programs under which it has granted both non-qualified and incentive stock options to employees, board members, and certain related entities. Under the Company's 1996-1997 non-qualified stock option program ( the "Non-Qualified Plan"), the Company granted options to acquire 1,640,000 shares of common stock. The 1996 Incentive Option Plan ("1996 Plan") provides for grants of qualified stock options to acquire a maximum of 300,000 shares of common stock, of which 200,000 options have been granted to date. The exercise price of options granted to employees under either option program equals the market price on the date of grant, and as a result no compensation expense has been recognized in the accompanying financial statements.

          In January 1999, the Company's former Chairman and CEO, and holder of 900,000 of the options granted in December 1996 (500,000 shares) and January 1997 (400,00 shares) under the Non-Qualified Plan, agreed to cancel those options. In addition to the non-qualified options granted to employees to date, the Company granted options to purchase 537,500 shares of common stock to Muito Bem Ltd., an entity controlled by a shareholder and former CEO of the Company, at a strike price of $2.50 per share in December 1996. The shareholder and former executive officer of the Company who owns Muito Bem, Ltd. agreed in January 1999 to cancel all stock options issued to Muito Bem, Ltd.

         In May 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option And Incentive Plan (the "1999 Plan"). Under the 1999 Plan, a total of 640,000 shares were reserved for issuance in the form of non-qualified stock options or qualifying Incentive Stock Options. During the year ended December 31, 1999, the compensation committee of the Company's Board of Directors has granted stock options under the 1999 Plan to purchase a total of 634,500 shares of common stock to various executives, employees and directors of the Company. Such options were granted as non-qualified options having terms of 10 years from the date of grant. All such options have an exercise price of between $1.00 and $1.75 per share, with a weighted average price of $1.495 per share. The exercise price for the options were 100% of the fair market value on the grant date.

         The Company's qualified options issued to employees December 1996 and January 1997 may be exercised upon the holder-employee's continued employment with the Company for six years and the Company's achievement of profitable operations for three out of those six years. Such options expire ten years from the date of the grant. Options granted under the 1996 non-qualified Plan become exercisable as of the date of grant and expire five years from the date of grant, or three months following termination, or 24 months following death of the employee.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(15)     STOCK OPTIONS (Continued)

  Summary of stock options is as follows for the years ended December 31:

                                                          1999                              1998
                                              ----------------------------       -----------------------
                                                                Weighted                       Weighted
                                                                 Average                        Average
                                                   Shares       Exercise          Shares       Exercise
  FIXED OPTIONS:                                 (000's)         Price            (000's)        Price
  --------------                              -----------      ----------        ---------    ----------
  Outstanding at beginning of year.........          909         $2.500              934         $2.500
  Granted..................................          635         $1.495               --             --
  Exercised................................           --             --              (17)        $2.500
  Canceled.................................         (607)        $2.500               (8)        $2.500
                                              ===========                        --------
  Outstanding at end of year...............          937         $1.819              909         $2.500
                                              ===========                        ========
  Options exercisable at year-end..........          547         $1.708              171         $2.500
                                              ===========                        ========
  Weighted average fair value of
    options granted during the year.......    $    1.495                              --
  Weighted average remaining
    contractual life for exercisable
    options at year-end...................     8.5 years                          2.5 years

                                                                1999                              1998
                                                      --------------------------       -------------------------
         VARIABLE OPTIONS:                               Shares       Exercise            Shares       Exercise
                                                        (000's)         Price            (000's)         Price
         Outstanding at beginning of year.........        1,640         $2.00               1,640         $2.00
         Granted..................................           --
         Canceled.................................       (1,315)        $2.00                  --            --
                                                      ==========                        =========
         Outstanding at end of year...............          325         $2.00               1,640         $2.00
                                                      ==========                        =========

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1999:

         FIXED OPTIONS
                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
         ------------------    -------------------------------------------------    --------------------------------

                                                Weighted-average
                                                   remaining     Weighted-average                    Weighted-average
             Range of           Outstanding       contractual        exercise       Exercisable          exercise
          exercise prices          as of             life             price            as of              price
                                 12/31/99                                             12/31/99
         ------------------    --------------    --------------    -------------    -------------      -------------

         $ 1.00 - 1.50               137,250          10              $1.03               72,594          $1.03
         $ 1.51 - 2.25               497,250          10              $1.63              372,812          $1.63
         $ 2.26 - 2.50               302,000          7.3             $2.50              102,000          $2.50
                               -------------                                        ------------
                                     936,500                                             547,406
                               =============                                        ============

         The Company applies the intrinsic value method under APB No. 25 in accounting for stock-based employee compensation arrangements. Had compensation cost for the Company's stock option plans been determined pursuant to the fair value method under SFAS No. 123, the Company's net loss and net loss per share would have increased accordingly. The fair value of options granted under the Company's 1999 stock option plan has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 5.8%, expected volatility of 81.8% and expected lives of 10 years. No options were granted in 1998.

                                                      1999              1998
                                                 ---------------- -------------
     Net loss               As reported           $(3,477,545)     $(2,245,427)
                            Pro Forma             $(4,157,777)     $(2,245,427)
     Basic and diluted
        loss per share      As reported           $     (1.03)     $     (0.80)
                            Pro Forma             $     (1.23)     $     (0.80)

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(16)     EMPLOYEE BENEFITS

         The Company also has a defined contribution plan which is a qualified retirement plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may make contributions to the Plan and are eligible to participate in the Plan immediately. The Company has not made matching contributions to the Plan.

(17)     RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. As a result of SFAS No. 137 the effective date for SFAS No. 133 shall be in the first quarter of 2001. The Company does not believe the adoption of SFAS No. 133 will have a material affect on the financial position or results of operations of the Company.

         On  December 3, 1999 the SEC staff  issued  Staff  Accounting  Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB 101 in the first quarter of fiscal 2001.

(18)     SUBSEQUENT EVENTS

         The Company and the holders of the Convertible Debentures executed a Convertible Debenture Retirement Agreement dated as of February 1, 2000, and which closed on February 23, 2000 (the "Retirement Agreement"). Under the
Retirement Agreement, and in exchange for payment to the holders of the Convertible Debentures, pro rata, of $1,500,000 cash, the holders agreed to surrender for cancellation all but a small portion of the then unconverted Convertible Debentures, to forgive or release the Company from its obligation to pay accrued interest thereon, to release the Company from its obligation to pay accrued but unpaid liquidated damages resulting from the Company's inability to have the Registration Statement become effective, and otherwise terminate all of the obligations of either party under the Credit Agreement. At the closing of the Retirement Agreement, the holders agreed to convert the remaining portion of the principal amount of the Convertible Debentures into that number of shares that would have been issuable had such portion been converted as of February 14, 2000, or 94,450 shares. In light of the closing of the Retirement Agreement, the Company has no ongoing obligations under the Credit Agreement, and has submitted a request to the Securities and Exchange Commission to withdraw the pending Registration Statement.

         To allow the Company to consummate the transactions contemplated by the Retirement Agreement, the Company completed a private placement of its restricted common stock to seven offshore investors. The private placement was accomplished pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company and the investors dated as of February 11, 2000, which closed on February 23, 2000. Under the Stock Purchase Agreement, the Company agreed to issue a total of 1,222,811 shares of restricted common stock. The consideration paid by the investors was the greater of (i) $1.00 per share or (ii) 100% of the average of the closing bid prices of the Company's common stock as quoted by the Nasdaq Stock Market for the five trading days immediately preceding the date the investors paid the purchase price or any portion thereof. The total proceeds to the Company from the private placement were $1,600,000, of which $1,500,000 was used to close the Retirement Agreement, and $100,000 was used for general corporate purposes.

                           DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(19)     CONTINGENCIES

     On December 7, 1999, Donald M. Wood, the former Chairman and Chief Executive Officer of the Company, and the Stith Law Office (Wood's personal legal counsel) filed a lawsuit in the District Court of Salt Lake County, State of Utah (Case No. 990912153). In that lawsuit, Wood and Stith asserted that the Company has breached a Settlement Agreement executed by the Company and Wood upon Wood's resignation as the Company's Chairman and Chief Executive Officer, effective as of January 14, 1999. The lawsuit includes claims for breach of contract, fraud and intentional infliction of emotional distress, and seeks money damages and punitive damages in the aggregate amount of $1,162,245.98. On February 7, 2000, the Company filed its answer to the Wood litigation, in which the Company asserted that its payment obligations under the Settlement Agreement were excused by repeated breaches by Wood of various covenants of the Settlement Agreement. Simultaneously, the Company filed a counterclaim against Wood for money damages incurred by the Company as a result of Wood's various breaches of the Settlement Agreement. The Company also simultaneously filed motions to dismiss the fraud and intentional infliction of emotional distress claims. The Company's management believes the Wood litigation is without merit and intends to vigorously defend.

         On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999. Alpha Tech is in the process of transferring the Company's stock transfer records to American Stock Transfer, New York, New York. The complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech has not yet served the complaint; the Company learned about the complaint through an unrelated third party. The Company has demanded that Alpha Tech voluntarily dismiss the complaint, which it has refused to do. The Company was notified in March 2000 that Alpha Tech intends to serve process, although service has not been accomplished. In any event, the Company disputes the claims of Alpha Tech's complaint and intends to vigorously defend this action if process is served.

         On February 22, 1999, the Company received a demand letter from counsel for Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"). In the letter, Mag accused the Company of infringing certain of Mag's patents and committing false advertising and unfair competition. Attached to the demand letter was a copy of a complaint filed in the U.S. District Court for the Central District of California on February 19, 1999. The complaint alleges that the Company has infringed three patents owned by Mag, and seeks (i) an order enjoining the Company from infringing Mag's patents, (ii) the delivery to the Court of all flashlights which infringe Mag's patents, (iii) that the Company identify all entities who have purchased, distributed or sold any infringing products, (iv) that the Company deliver to the Court all documents reflecting or relating to the purchase, sale or distribution of any flashlights which infringe Mag's patents, (v) money damages sustained by Mag by reason of the alleged patent infringement, including interest, costs, and attorney's fees. During the quarter ended June 30, 1999, Mag and the Company agreed to pursue efforts to settle the dispute and, pending such discussions, the complaint would be dismissed without prejudice upon the joint stipulation of the parties. The Company has expressly agreed with Mag, however, that if the pending disputes are not settled, Mag may refile the complaint in the same court and venue. Settlement negotiations with Mag are still ongoing.

                          DYNATEC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(19)     CONTINGENCIES (Continued)

         On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the latter part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of December 31, 1999, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

         In addition, the Company has previously disclosed that it has been informed of an investigation by the Enforcement Division of the Securities and Exchange Commission. The Company believes this investigation concerns certain trading activity in the Company's common stock and other transactions involving the Company's securities, however, the Company has not been informed of the specifics of such investigation. The Company is cooperating fully with these administrative proceedings. Any finding or order of the Commission adverse to the Company or any judgment against the Company in any of the pending litigation matters, would have an adverse effect on the business, financial condition or results of operations of the Company, or the market for its common stock.

         On February 12, 1998, Fuji Corporation filed a claim with the International Trade Commission seeking a cease and desist order against approximately 30 entities. Fuji sought to enlist the aid of the U.S. Customs Department in preventing the importation of single-use cameras which are manufactured by any of the defendant entities and which infringe the patents of Fuji. The Company does not manufacture single-use cameras, but previously has distributed single-use cameras which have been refurbished and reloaded in mainland China. The Company was therefore involved in the Fuji proceeding. The Company engaged intellectual property counsel and vigorously defended its position until December 1998, when the Company sold its remaining inventory of single-use cameras to another entity. In connection with that sale, any liability of the Company in connection with the Fuji proceeding, including the costs of further defending the action, were assumed by the purchaser of the Company's single-use camera inventory, although the Company nominally remains part of that litigation.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         During the Company's two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of the independent public accountants engaged by the Company.

                                     PART III

Item 9. Directors and Officers of the Registrant; Compliance With Section 16(a) of the Exchange Act

         The following table sets forth certain information regarding the executive officers and directors of Dynatec as of March 10, 2000.

Name                            Age                                 Title
Frederick W. Volcansek, Sr...   53    Chairman of the Board of Directors and
                                        Chief Executive Officer
Lloyd M. "Tag" Taggart.......   55    Executive Vice President Sales
Michael L. Whaley............   43    Senior Vice President and Chief Financial
                                        Officer
Reed Newbold.................   52    Director
Wayne L. Berman..............   42    Director
John P. Schmitz..............   44    Director


         Mr. Volcansek was employed by the Company's Board of Directors as the Company's Chief Executive Officer on February 6, 1999. On that same day he was appointed Chairman of the Company's Board of Directors. Prior to that time, Mr. Volcansek served as an outside director of the Company from 1988 to February 6, 1999. Before accepting full-time employment as the Chief Executive Officer of the Company, from June 1996 to February 1999 Mr. Volcansek was the Vice President of Development for TM Global Power, LLC and the President of Mosbacher Power do Brasil Ltda. in Houston, Texas. Mr. Volcansek also has several years' experience in international market development and as a political consultant for several large multi-national corporations, including US West, Enron and Ogden Corp. President Bush appointed Mr. Volcansek Deputy Under Secretary of the U.S. Department of Commerce (International Trade Administration) from June 19, 1992, after serving as Deputy Assistant Secretary of Commerce for Trade and Development from June 1990. Mr. Volcansek received a B.S. degree in 1967 from Texas Tech University.

         Mr. Taggart joined the Company in April 1999. Prior to joining the Company, from 1994 to 1999, Mr. Taggart was the President and CEO of Sweet Water Ranch, Inc., a manufacturer of custom, handmade reproductions of the legendary western style Molesworth furniture. Mr. Taggart expanded distribution of that company's products from twenty-three states to all fifty states and eight foreign countries. After service in the United States Navy, in 1972, Mr. Taggart joined the Clorox Company's brand management team in Oakland, California. He also served for three terms as a Commissioner of the Colorado River Commission, a board that controls and markets $25,000,000 of hydro electrical power generated by the Hoover Dam and 5,000,000,000 GPM of water allocated to Nevada from the Colorado River. Mr. Taggart received a B.S. degree from Brigham Young University in 1968.

         Mr. Whaley joined the Company as Senior Vice President and Chief Financial Officer on October 29, 1999. Prior to joining the Company, Mr. Whaley worked for a year as an Engagement Manager for Prism Consulting International of Bethesda, Maryland, a strategy and operations consulting firm. Before that, he worked as the Director of Westinghouse Electric Corporation's Government Privatization Activities Division from February 1997 though August 1998, and as the Chief Financial Officer of Westinghouse's Commercial Nuclear Fuel Division from January 1993 through February 1997. Mr. Whaley received his B.S. degree in accounting from Norfolk State University in Norfolk, Virginia, and received a Certificate of Completion of the Harvard Business School Program for Management Development in 1996.

         Mr. Newbold has been an outside Director of the Company since 1988. In 1991, Mr. Newbold founded Newbold Financial, a financial planning and mortgage brokerage services company located in Salt Lake City, Utah. Since its founding, Mr. Newbold has been the founding principal of Newbold Financial. Prior to his founding of Newbold Financial, Mr. Newbold served as Vice President of Tracy Collins Bank & Trust in Salt Lake City, Utah.

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

         Mr. Schmitz was appointed to the Company's Board of Directors on September 16, 1999. Since 1993, he has been a partner at the Washington, D.C. office of the law firm of Mayer, Brown & Platt where his practice specializes in the areas of energy and environment, government and international. From 1989 to 1993 he was Deputy Counsel to President George Bush, and from 1985 to 1989 was Deputy Counsel to Vice President George Bush. From 1984 to 1985, he was an attorney at the firm of Wilmer, Cutler & Pickering, Washington, D.C. In 1984 he was employed at the Robert Bosch Foundation Fellowship, Office of Bundestag Member Matthias Wissmann, Bonn, and Office of General Counsel, Robert Bosch, GmbH, Stuttgart, Germany. From 1983 to 1984 he was law clerk to The Honorable Antonin Scalia, U.S. Court of Appeals for the District of Columbia, Washington, D.C. Mr. Schmitz received his J.D. from the Stanford Law School in 1981, his M.S. from the California Institute of Technology in 1978, and his B.A. from Georgetown University in 1976. His recent professional activities include, among other activities, the Carnegie Endowment for International Peace, Study Group on American-European Community Relations, 1993 to date; the International
Republican Institute, Rule of Law Advisory Board, 1993 to date; U.S. Representative, Joint U.S.-Panama Commission on the Environment, 1993-1994; Member, U.S. Delegation, United Nations Conference on Environment and Development (UNCED), Rio de Janeiro, June 1992. He is admitted to the bars of Pennsylvania and the District of Columbia.

         During the entirety of the year ended December 31, 1998, Donald M. Wood served as the Company's Chairman and Chief Executive Officer, positions he had held since 1982. Effective January 14, 1999, Mr. Wood resigned and retired from the Company. In the several months leading up to his resignation, Mr. Wood suffered from several adverse health conditions. Moreover, certain transactions between Mr. Wood and the Company or between entities owned by or affiliated with Mr. Wood and the Company, and certain activities conducted by the Company's executives during Mr. Wood's tenure were the subject of an internal investigation conducted by the Company's Board of Directors with the assistance of an independent third party. Specifically, the investigation focused on the propriety of Mr. Wood's conduct in causing the Company to employ certain of his family members; his conduct with respect to his use of Company assets, such as Company owned or leased vehicles, a houseboat timeshare interest; his conduct in causing the Company to insure his personal watercraft; his conduct in causing the Company to rent certain real property owned by Mr. Wood at rates that potentially were in excess of fair market rates; the propriety of certain option grants made to Mr. Wood or entities controlled by or affiliated with him; and other miscellaneous transactions and matters. By January 1999, the third party investigator had completed its review of available information pertinent to the investigation. Although the investigator made certain conclusions and representations, those conclusions and representations were strongly disputed by Mr. Wood, were not legally conclusive, by their own terms were inconclusive in certain respects, and, in some cases, involved situations that occurred as much as twelve years prior to the investigation. In light of his health condition and the pendency and status of the investigation, Mr. Wood agreed to retire and resign from the Company, effective January 14, 1999. In return for his agreement to retire and resign, the independent directors of the Company agreed not to take further action with respect to the investigation, although the Company, through its new management, has identified several areas in which new corporate governance policies have been adopted or old policies changed.

         Additionally,  during the entirety of the year ended December 31, 1998,
F. Randy Jack served the Company's President and Chief Operating Officer. Mr. Jack also served on the Company's Board of Directors from 1986 to August 24, 1998, when he resigned from the Board of Directors. On March 17, 1999, Mr. Jack resigned as the Company's President and Chief Operating Officer.

         From October 1998 through October 8, 1999, Paul A. Boyer served as Senior Vice President and Chief Financial Officer of the Company. Effective October 8, 1999, he resigned from the Company for personal reasons. Mr. Boyer also was a director of the Company from January 14, 1999 through September 18, 1999. Prior to joining the Company, from November 1996 to October 1998, Mr. Boyer served as Director of Finance for Mrs. Fields' Original Cookies, Inc., where he was responsible for mergers and acquisitions, corporate budgeting, financial planning and strategic analysis. Mr. Boyer also served as Chief Financial Officer of Wasatch Education Systems, an educational software development company from October 1990 to November 1996 . Mr. Boyer received his Masters in Accountancy from San Diego State University in 1987.

Compliance with Section 16(a) of the Exchange Act

         During the year ended December 31, 1999, as far as the Company is aware, all officers and directors prepared and timely filed all Forms 3, 4 and 5 required by Section 16(a) of the Exchange Act.

Board Compensation

         From March 1, 1999 until June 30, 1999, members of the Company's Board of Directors, other than officers of the Company, were compensated $2,000 per month for their services rendered. Before March 1, 1999, board members were compensated in the amount of $10,000 annually. In June 1999, the Company issued stock options to the non-employee members of the Board of Directors, which option grants replace future cash compensation. As of July 1, 1999, Employee directors are not compensated for their services on the Board of Directors, although until July 1, 1999 they received compensation according to the historical rate of $10,000 per annum.

Board Committees

         Two functioning committees of the Company's Board of Directors have been organized including (i) Compensation Committee and (ii) Audit Committee. Following is a brief description of each of these committees.

         Compensation Committee. The Compensation Committee is composed of Messrs. Berman (Chairman) Newbold and Vo1cansek. The purpose of this committee is to ensure that the Company has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality nature and that will enhance the growth and profitability of the Company.

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

Item 10.   Executive Compensation

         The following table sets forth information with regard to compensation for services rendered in all capacities to the Company by the (i)Chief Executive Officer, (ii)the four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and (iii)two additional individuals for whom disclosure would have been provided, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. Information set forth in the table reflects compensation earned by such individuals for services with the Company or its subsidiaries.


                                     Summary Compensation Table


                                                                                    Long Term Compensation
                                                                          --------------------------------------------
                                          Annual Compensation                   Awards                 Payouts
                             -------------------------------------------  --------------------- ----------------------

                                                                                    Securities
                                                                Other     Restricted Underlying
Name and                                                       Annual      Stock     Options/     LTIP     All Other
Principal Position                    Salary     Bonus (1)  Compensation  Award(s)   SARs (2)   Payouts  Compensation
------------------
                             Year      ($)          ($)         ($)          ($)        (#)        ($)       ($)
                             ---- ------------  ----------- ------------  ---------- ---------- --------- ------------
Frederick W. Volcansek, Sr.  1999    175,795         -         38,902         -       125,000      -           -
(3)                          1998       -            -            -           -          -         -           -
Chairman and CEO             1997       -            -            -           -          -         -           -

Donald M. Wood (4)           1999     40,550         -            -           -          -         -           -
Former Chairman and CEO      1998    193,723       1,624       12,500         -          -         -           -
                             1997    194,433       3,249       14,000         -        14,000      -           -

Lloyd M. Taggart (5)         1999    107,267         -          3,570         -       110,000      -           -
Executive Vice President     1998       -            -            -           -          -         -           -
Sales                        1997       -            -                        -          -         -           -

Michael L. Whaley (6)        1999     24,167         -             85         -       100,000      -           -
Sr. Vice President and       1998       -            -            -           -          -         -           -
Chief Financial Officer      1997       -            -            -           -          -         -           -

Paul A. Boyer (7)            1999    117,267         -          7,500         -       110,000      -           -
Former Sr. Vice President    1998     28,745         -          3,130         -          -         -           -
and Chief Financial Officer  1997       -            -            -           -          -         -           -

-----------------
(1)  Bonus compensation includes time in service bonus.
(2) An incentive stock option plan was implemented in November 1996 and May 1999. Options were granted as approved by the Board of Directors on January 2, 1997 and July 6, 1999 respectively.
(3) Employed as Company's Chief Executive Officer on February 6, 1999. Other annual compensation includes directors fees of $7,500, personal use of a company vehicle of $1,848, premiums paid on life insurance of $6,259 and non-deductible moving expenses of $23,295.
(4)  Resigned from Company on January 14, 1999.
(5) Employed as Company's Executive Vice President of sales on April 6, 1999. Other annual compensation includes personal use of a company vehicle of $371, and premiums paid on life insurance of $3,199.
(6) Employed as Company's Sr. Vice President and Chief Financial Officer on October 29, 1999. Other annual compensation consists of personal use of a company vehicle.
(7) Employed as Company's Sr. Vice President and Chief Financial Officer from October 19, 1998 to October 8, 1999. Other annual compensation consists of directors fees.


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

Employment Agreements

         Mr. Wood and Mr. Jack had employment contracts with the Company that were terminated upon their respective resignations.

         Mr. Volcansek, Lloyd M. "Tag" Taggart, the Company's Executive Vice President Sales, and Michael L. Whaley, the Company's Senior Vice President and Chief Financial Officer, each have employment agreements that provide for a period of employment of four years from the date of the agreements, subject to termination and extension provisions. The agreements permit each of them to participate in any incentive compensation plan adopted by the Company and benefit and equity-based plans or arrangements. If the Company terminates either of Mr. Volcansek's, Mr. Taggart's, or Mr. Whaley's employment for cause, or if either of them terminates their employment without good reason, the Company has no further obligation to pay them under their respective agreements. If the Company terminates either of them without cause, the terminated executive may receive severance pay equal to two years of his then current annual salary. In the event of a merger, acquisition, dissolution or transfer of substantially all of the Company's assets, the employment agreements must then be honored by the surviving entity or it must purchase the agreements for a sum equal to three (3) years' base salary. The employment agreements prohibit each of Messrs. Volcansek, Taggart, and Whaley for two years from the date of termination of their respective employment under the agreements, from becoming an employee, owner (except for investments in up to 5% of the equity securities of a company listed or traded on a national securities exchange or the NASDAQ Stock Market), officer, agent or director of a firm or person that competes with the Company in the consumer products industry. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances. Mr. Volcansek's base salary is $205,000, Mr. Taggart's base salary is $167,500, and Mr. Whaley's base salary is $145,000.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 13, 2000 the number of shares of Common Stock of the Company beneficially owned by all persons known to be holders of more than five percent of the Company's Common Stock and by the executive officers and directors of the Company individually and as a group. Unless indicated otherwise, the address of the shareholder is the Company's principal executive offices, 3820 West Great Lakes Drive, Salt Lake City, Utah 84120.


        BENEFICIAL OWNERS HOLDING FIVE PERCENT OR MORE OF THE SECURITIES
                                                                   Percent of
      Name, Title, and Address of            Common Stock         Class as of
           Beneficial Owner               Beneficially Owned     March 13, 2000
           ----------------               ------------------     --------------
Touchstone Transport Services                    457,660              9.1%
5% Beneficial Owner
c/o Oxford International Management, Inc.
Suite 1402, 14th Floor
PDCP Bank Centre, 8737 Paseo De Roxas
Cor. Makati Avenue, Makati City
Phillipines

Wilford A. Cardon                                320,831 (1)           6.4%
5% Beneficial Owner
1819 East Southern Avenue, Suite B-10
Mesa, Arizona 85204-5219

Frederick W. Volcansek, Sr.                       94,850 (2)           1.8%
Chairman and Chief Executive Officer

Lloyd M. "Tag" Taggart                            75,000 (3)           1.5%
Executive Vice President Sales & Marketing

Michael L. Whaley                                 75,000 (5)           1.5%
Chief Financial Officer

Reed Newbold                                      24,050 (4)            *
Director

Wayne L. Berman                                   18,750 (3)            *
Director

John P. Schmitz                                   18,750 (6)            *
Director

Directors and Officers as a group                306,400               5.7%
-------------------------

         *        Less than one percent.
         (1) Includes 158,831 shares and 162,000 shares owned respectively by two entities affiliated with Mr.Cardon.
         (2) Includes 93,750 shares issuable on exercise of options having an exercise price of $1.625 per share, and 1,100 shares.
         (3) All shares issuable on exercise of options having an exercise price of $1.625 per share.
         (4) Includes 18,750 shares issuable on exercise of options having an exercise price of $1.625 per share, and 5,300 shares.
         (5) All shares issuable on exercise of options having an exercise price of $1.031 per share.
         (6) All shares issuable on exercise of options having an exercise price of $1.000 per share.

         During 1996, the Company's Board of Directors authorized grants of non-qualified stock options that are tied to the profitability of the Company and based upon minimum years of employment. Options to purchase a total of 840,000 shares at an exercise price of $2.00 per share were granted. To vest, the holder-employee must continue his employment with the Company through the year 2001 and the Company must be profitable three out of four years commencing January 1, 1998. Additional non-qualified stock options for 800,000 shares with similar terms were granted on January 2, 1997. To vest, the holder-employee must continue his employment with the Company through the year 2001 and the Company must be profitable three out of four years commencing January 1, 1998.

         In 1996, the Company granted 537,500 non-qualified stock options to Muito Bem Ltd., an entity owned by Donald M. Wood, the Company's former Chief Executive Officer, at an exercise price of $2.50 per share in consideration of all knowledge, trade secrets and a continuing non-compete, regarding the telephone headset product line, as well as personal real estate pledged as collateral on Company debts by Mr. Wood. In addition, WAC Research, Inc., an entity affiliated with Mr. Wood, was granted 200,000 options having terms identical to the Muito Bem options. These options are not exercisable until December 30, 2000. In January 1999, upon his resignation from the Company, Mr. Wood agreed to the cancellation of all of the Muito Bem options.

Item 12.   Certain Relationships and Related Transactions

       The Company's subsidiary Softalk, Inc., licenses certain patent and trademark rights associated with the Company's Softalk product line pursuant to a royalty agreement with WAC Research Inc., a Utah corporation ("WAC"). The Company believes that Donald M. Wood, who, until January 14, 1999, was the Company's Chairman and Chief Executive Officer, owns a one-half equity interest in WAC. WAC obtained the patent and trademark rights for the Softalk products in August 1986, when WAC purchased them from the inventor of Softalk and related products in a private transaction. The purchase price for such patent and trademark rights was $1,000,000 to $2,000,000, which was paid to Practical Innovations, Inc. by a combination of the Company's common stock and cash. At that time, the Company acquired license rights to the Softalk patents and trademark, in return for which it agreed to pay a 10% royalty on all Softalk sales. That royalty rate subsequently was reduced to 5%. During the years ended December 31, 1999 and 1998, the Company paid WAC $298,420 and $172,669, respectively, in royalties.

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

         Donald M. Wood, who served as the Company's Chief Executive Officer during the entirety of 1998 and until January 14, 1999, owned a residential rental property in Park City, Utah August 1998. The Company leased this property from him to use for Dynatec-related travel, promotional work, lodging, and entertainment for customers, suppliers, and employees. The monthly rental payment for this property was $7,000. The Company paid $-0- and $56,000 for each of the years ending December 31, 1999 and 1998, respectively. This cost also covered operating and maintenance costs, and general care of the property. In August 1998, this property was sold by Mr. Wood. As a result, the Company is no longer obligated to pay rental fees, and paid no such rental fees during 1999.

         In July 1998, the Company's Board of Directors commenced an internal investigation into the facts and circumstances of a number of transactions between the Company and certain of its officers and directors as well as several general corporate and management concerns brought to the attention of the Company's independent directors. The Company engaged an unrelated third party to conduct the investigation, which concluded in January 1999. Thereafter, the Company's former Chairman and CEO resigned and retired from the Company. The Company does not anticipate taking further action, legal or otherwise, with respect to the matters and individuals investigated, although the Company, through its new management, has identified several areas in which new corporate governance policies have been adopted or old policies changed. In connection with the investigation, several of the Company's directors engaged independent legal counsel. An aggregate of $112,938 of such legal fees were reimbursed by the Company pursuant to action by the Company's Board of Directors at the commencement of the investigation.

         During 1997 the Board of Directors authorized grants of various options under both non-qualified and incentive stock options plans. These options are described in detail in Note 14. The non-qualified plans included 537,500 options granted to Muito Bem Ltd., an entity controlled by Donald M. Wood, the former Chairman and Chief Executive Officer of the Company, at an exercise price of $2.50 per share. Mr. Wood agreed in 1999 to cancel all stock options issued to Muito Bem. Additionally, in 1997, 200,000 options were granted to WAC, at an exercise price of $2.50 per share in consideration for certain royalty reductions and abatements.

         In May 1989, the Company engaged Alpha Tech Stock Transfer Company ("Alpha Tech") as the Company's stock transfer agent. Alpha Tech served in that capacity until January 13, 1999, when the Company terminated Alpha Tech's agency and instructed Alpha Tech to transfer the Company's records to American Stock Transfer Company, New York, New York. James W. Farrell, the principal of Alpha Tech, is the brother-in-law of Donald M. Wood, the Company's former Chairman and Chief Executive Officer who resigned from the Company effective January 14, 1999. During the years ended December 31, 1999 and 1998, the Company paid Alpha Tech a total of $-0- and $1,530, respectively, in fees for services rendered. The Company believes that the fees paid to Alpha Tech during these periods were roughly comparable to the fees it would have paid to a similar local transfer agent for similar services.

Item 13.   Exhibits and Reports on Form 8-K

(a)      Exhibits

                  No.      Description

                  3.1 Restated Articles of Incorporation of the Company. (Incorporated by reference from Registration Statement on Form SB-2 (File No. 333-57921) filed by the Company with the Securities and Exchange Commission (the "SEC") on June 25, 1998).

                  3.2 Amended and Restated Bylaws of the Company. (Incorporated by reference from Registration Statement on Form SB-2 (File No. 333-57921) filed by the Company with the SEC on June 25, 1998).

                  10.1 Convertible Debenture and Equity Line of Credit Agreement between the Company and five investors dated as of May 28, 1998. (Incorporated by reference from Current Report on Form 8-K filed by the Company with the SEC on June 8, 1998).

                  10.2 Form of Convertible Debentures issued in May 1998. (Incorporated by reference from Current Report on Form 8-K filed by the Company with the SEC on June 8,
                           1998).

                  10.3 Form of A Warrants issued in conjunction with Convertible Debentures. (Incorporated by reference from Current Report on Form 8-K filed by the Company with the SEC on June 8, 1998).

                  10.4 Form of B Warrants issued in conjunction with Convertible Debentures. (Incorporated by reference from Current Report on Form 8-K filed by the Company with the SEC on June 8, 1998).

                  10.5 Registration Rights Agreement entered into with the holders of Convertible Debentures. (Incorporated by reference from Current Report on Form 8-K filed by the Company with the SEC on June 8, 1998).

                  10.6 Modification Agreement between the Company and the holders of Convertible Debentures, dated as of June 25, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended June 30,
                           1999).

                  10.7 Amendment to Modification Agreement between the Company and the holders of Convertible Debentures, dated as of November 12, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

                  10.8 Convertible Debenture Retirement Agreement between the Company and the holders of the Convertible Debentures, dated as of February 1, 2000.

                  10.9 Stock Purchase Agreement between the Company and seven investors, dated as of February 11, 2000.

                  10.10 Employment Agreement between the Company and Frederick W. Volcansek, dated as of February 5, 1999. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1998).

                  10.11 Employment Agreement between the Company and Paul A. Boyer, dated as of October 19, 1998. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1998).

                  10.12 Employment Agreement between the Company and Lloyd M. Taggart, dated as of June 22, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

                  10.13    Employment  Agreement between the Company and Michael
                           L. Whaley, dated as of October 29, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

                  10.14 Commercial Lease between the Company and FRE II I Corporation, a California corporation, dated as of November 4, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

                  10.15 Commercial Real Estate Purchase Contract between the Company and Darwin Datwyler dated as of July 16, 1999, as amended through November 4, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

                  11 Computation of Per Share Earnings for the Year Ended December 31, 1999; and for the Year Ended December 31, 1998.

                  21 List of Subsidiaries of the Registrant (See, "Subsidiaries of the Company" at page 5).

                  27       Financial Data Schedule.


(b)      Reports on Form 8-K

                  None

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DYNATEC INTERNATIONAL, INC.




 /s/ Fredierick W. Volcansek               March 28, 2000
----------------------------               --------------
Frederick W. Volcansek, Sr.                     Date
Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                            Date


/s/ Frederick W. Volcansek, Sr.
-----------------------------  Chairman of the Board of Directors    March 28,
(Frederick W. Volcansek, Sr.)  and Chief Executive Officer             2000
                               (Principal Executive Officer)

/s/ Michael L. Whaley
-----------------------------  Senior Vice President, Chief           March 28,
(Michael L. Whaley)            Financial Officer, Director              2000
                               and Secretary  (Principal
                               Accounting Officer)

/s/ Wayne L. Berman
-----------------------------  Director                               March 28,
(Wayne L. Berman)                                                       2000

/s/ Reed Newbold
-----------------------------  Director                               March 28,
(Reed Newbold)                                                          2000

/s/ John P. Schmitz
-----------------------------  Director                               March 28,
(John P. Schmitz)                                                       2000