Form 10-Q
period 2000-03-31
DYNATEC INTERNATIONAL INC
filed 2000-05-15
CIK 752208

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:    March 31, 2000


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition Period from      to

       Commission File Number:    0-12806


                           DYNATEC INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

       UTAH                                               87-0367267
----------------                                  ------------------------------
(State or other jurisdiction                  (IRS employer identification no.)
of incorporation or organization)


3820 Great Lakes Drive
Salt Lake City, Utah                                            84120
---------------------------------------                -------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (801) 973-9500
                (Issuer's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.[X] yes
[ ] no

The Company had 5,155,164 shares of common stock outstanding at May 1, 2000. This number reflects a 208,000 share upward adjustment made on April 4, 2000 to reflect an error made by the Company's former stock transfer agent, which error was discovered by the Company in late March 2000.

The aggregate market value of voting stock held by non-affiliates of the Company at May 1, 2000 was $6,284,453.

Transitional small business disclosure format.   Yes [    ] No [X]

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999.................................................3

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999, respectively....................5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999, respectively....................6

         Notes to Condensed Consolidated Financial Statements..................8

Item 2.   Management's Discussion and Analysis or Plan of Operation...........15



PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings................................................21

Item 2(c).   Recent Sales of Unregistered Securities..........................22

Item 6.      Exhibits and Reports on Form 8-K.................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                     March 31, 2000        December 31,
                                                                                                               1999
                                                                                     ---------------     ---------------
                                                                                     (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $     188,369      $      244,755
    Trade accounts receivable, net of allowance for doubtful accounts of $46,226
       and $39,036, respectively                                                         2,051,911           1,695,897
    Inventories (note 2)                                                                 2,806,354           2,963,064
    Prepaid expenses and other                                                             255,934             415,921
                                                                                     ---------------    --------------

                Total current assets                                                     5,302,568           5,319,637
                                                                                     ---------------    --------------

BUILDING AND EQUIPMENT, at cost:
    Building and improvements                                                            2,865,000           2,865,000
    Furniture, fixtures, and equipment                                                   3,821,926           3,724,808
                                                                                     ---------------    --------------
                                                                                         6,686,926           6,589,808
    Less accumulated depreciation and amortization                                       2,597,073           2,471,862
                                                                                     ---------------    --------------

                Net building and equipment                                               4,089,853           4,117,946

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES, net (note 2)                                  183,589             194,743

DEFERRED LOAN COSTS, net of accumulated amortization of $36,839 and $30,452, respectively
                                                                                            29,807              36,194

OTHER ASSETS                                                                               145,786             119,450
                                                                                     ---------------    --------------

                                                                                        $9,751,603          $9,787,970
                                                                                     ===============    ==============





                See accompanying notes to condensed consolidated
                             financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     March 31, 2000        December 31,
                                                                                                               1999
                                                                                     ---------------     ---------------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
    Short-term note payable                                                          $    2,058,176      $   1,831,622
     Convertible debentures (note 4)                                                              -          1,649,342
    Current portion of long-term debt                                                        82,500             82,500
    Current portion of capital lease obligations                                             64,013             60,739
    Accounts payable                                                                      1,941,945          1,581,463
    Accrued expenses                                                                        513,797            525,038
    Accrued advertising                                                                     150,403            300,000
    Accrued royalties payable                                                                75,757             80,150
                                                                                     ---------------     -------------

              Total current liabilities                                                   4,886,591          6,110,854

DEFERRED GAIN ON SALE OF ASSET                                                              241,282            244,363

LONG-TERM DEBT, net of current portion                                                       60,550             81,175

CAPITAL LEASE OBLIGATIONS, net of current portion                                         2,942,313          2,957,740
                                                                                     ---------------     -------------

              Total liabilities                                                           8,130,736          9,394,132
                                                                                     ---------------     -------------

STOCKHOLDERS' EQUITY (note 3):
    Common stock,  $.01 par value;  100,000,000  shares authorized and 5,038,679 and 3,721,418 shares outstanding at March 31, 2000 and December 31, 1999,
       respectively                                                                          50,387             37,214
    Treasury stock, at cost, 91,515 shares                                                 (915,150)          (915,150)
    Additional paid-in capital                                                           10,097,720          8,375,074
    Accumulated deficit                                                                  (7,612,090)        (7,103,300)
                                                                                     ---------------     -------------

              Net stockholders' equity                                                    1,620,867            393,838
                                                                                     ---------------     -------------

COMMITMENTS AND CONTINGENCIES (note  6)
                                                                                         $9,751,603      $   9,787,970
                                                                                     ===============     =============






                See accompanying notes to condensed consolidated
                             financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended         Three months ended
                                                                          March 31, 2000             March 31, 1999
                                                                       ----------------------     ----------------------
                                                                             (Unaudited)                (Unaudited)

PRODUCT SALES                                                          $      3,839,644           $      3,643,679
COST OF SALES                                                                (2,161,197)                (2,208,371)
                                                                       -----------------          -----------------

       Gross Margin                                                           1,678,447                  1,435,308
                                                                       -----------------          -----------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                          1,161,076                    829,627
    General and administrative                                                  797,553                    831,314
    Research and development                                                     94,966                     26,012
                                                                       -----------------          -----------------

       Total operating costs and expenses                                     2,053,595                  1,686,953
                                                                       -----------------          -----------------

          Loss from operations                                                 (375,148)                  (251,645)
                                                                       -----------------          -----------------

OTHER INCOME (EXPENSE):
    Interest expense (note 4)                                                  (135,219)                  (273,289)
    Other income                                                                  1,577                      2,431
                                                                       -----------------          -----------------

       Total other expense, net                                                (133,642)                  (270,858)
                                                                       -----------------          -----------------

          Loss before income tax provision                                     (508,790)                  (522,503)

INCOME TAX PROVISION                                                                  -                      3,000
                                                                       -----------------          -----------------

          Net loss                                                        $    (508,790)             $    (525,503)
                                                                       =================          =================

BASIC AND DILUTED NET LOSS PER SHARE                                   $           (.12)          $           (.17)
                                                                       =================          =================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                   4,268,896                  3,111,223
                                                                       =================          =================




                See accompanying notes to condensed consolidated
                             financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three months ended         Three months ended
                                                                                  March 31, 2000             March 31, 1999
                                                                                ---------------------     ----------------------
                                                                                     (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $      (508,790)          $       (525,503)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                  136,935                    118,317
         Amortization of deferred loan costs                                              6,387                      6,387
         Amortization of deferred gain on sale of assets                                 (3,082)                         -
         Non-cash interest expense on convertible debentures (note 4)                         -                    179,383
         Forgiveness of liquidated damages related to convertible debenture
             (note 4)                                                                   (13,523)                         -
         Loss (gain) on sale of assets                                                   (1,577)                       625
         Provision for losses on accounts receivable                                          -                      4,000
         Changes in operating assets and liabilities:
               Trade accounts receivable                                               (356,014)                   269,954
               Inventories                                                              156,710                    745,159
               Prepaid expenses                                                         159,987                    (36,313)
               Other assets                                                             (26,336)                         2
               Accounts payable                                                         360,482                   (148,057)
               Accounts payable - other                                                       -                     77,563
               Accounts payable - related party                                               -                    (98,403)
               Accrued expenses                                                         (11,241)                  (106,477)
               Accrued advertising                                                     (149,597)                  (295,000)
               Accrued royalties                                                         (4,393)                      1,151
                                                                                ----------------          -----------------
                  Net cash provided by (used in) operating activities                  (254,052)                   192,788
                                                                                ----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale of assets                                                    2,600                     15,441
  Purchase of building and equipment                                                    (96,490)                   (69,441)
                                                                                ----------------          -----------------
                  Net cash used in investing activities                                 (93,890)                   (54,000)
                                                                                ----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                      226,554                    210,325
  Net payments on long-term debt                                                        (20,625)                   (85,620)
  Net borrowings (payments) on capital lease obligations                                (14,373)                    15,911
  Payment to retire convertible debenture (note 4)                                   (1,500,000)                         -
  Proceeds from  the issuance of common stock related to private
    placement (note 3)                                                                1,600,000                          -
  Payment of liquidated damages related to convertible debenture (note 4)                     -                   (135,000)
                                                                                ----------------          -----------------
                  Net cash provided by financing activities                             291,556                      5,616
                                                                                ----------------          -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (56,386)                   144,404

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    244,755                      2,268
                                                                                ----------------          -----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $       188,369           $        146,672
                                                                                ================          =================






                See accompanying notes to condensed consolidated
                             financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                            Three months ended        Three months ended
                                                                              March 31, 2000            March 31, 1999
                                                                           ----------------------    ----------------------
                                                                                (Unaudited)               (Unaudited)
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                 $        144,492          $        205,447

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital leases                              2,220                         -

    Conversion of Convertible Debentures and accrued interest for
         common stock                                                               135,819                         -

    Issuance of 500,000 shares of restricted stock                                        -                 1,000,000














                See accompanying notes to condensed consolidated
                             financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




(1)      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

         Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a manufacturer and distributor of consumer products comprising the following major product lines: telecommunication headsets and amplifiers and telephone accessories, home storage and organization, and flashlights. Dynatec is located in Salt Lake City, Utah. The Company conducts most of its operations through four wholly owned subsidiaries: Softalk, Inc., Nordic Technologies, Inc., SofTalk Communications, Inc., and Arnco Marketing, Inc. Unless specified to the contrary herein, references to Dynatec or to the Company refer to the Company and its subsidiaries on a consolidated basis.

         The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2000 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2000.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

           Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, and flashlights as of March 31, 2000 and December 31, 1999, respectively, are summarized as follows:

                                             March 31, 2000       December 31,
                                                                      1999
                                             ---------------     ---------------
Raw materials............................    $     745,280       $     886,377
Work-in-Process..........................          157,890             135,931
Finished Goods...........................        1,903,184           1,940,756
                                             ===============     ===============
                                             $   2,806,354       $   2,963,064
                                             ===============     ===============


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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) Per Common Share

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

         In calculating net loss per share for the three months ended March 31, 2000, and 1999, warrants and options to purchase 775,750 and 1,150,000 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Transworld Products, Inc. (Transworld) on July 15, 1999. The goodwill is being amortized using the straight-line basis over two years. The balance as of March 31, 2000 and December 31, 1999 was as follows:

                                                 2000            1999
                                               ----------     -----------
             Goodwill                          $  34,306      $   34,306
             Accumulated amortization             12,865           8,576
                                               ----------     -----------
                                               $  21,441      $   25,730
                                               ==========     ===========


(3)  STOCKHOLDERS' EQUITY

         On February 4, 1999, the Company entered into a deposit payable conversion agreement, whereby a $1,000,000 deposit received by the Company in early 1998 and recorded as a liability was cancelled, and the Company issued 500,000 shares of restricted common stock under Regulation D to the depositor.

          On February 23, 2000 the Company completed a private placement of its restricted common stock to seven offshore investors. The private placement was accomplished pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company and the investors dated as of February 11, 2000. Under the Stock Purchase Agreement, the Company agreed to issue a total of 1,222,811 shares of restricted common stock. The consideration paid by the investors was the greater of (i) $1.00 per share or (ii) 100% of the average of the closing bid prices of the Company's common stock as quoted by the Nasdaq Stock Market for the five trading days immediately preceding the date the investors paid the purchase price or any portion thereof. The total proceeds to the Company from the private placement were $1,600,000.


 (4) CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

         On May 22, 1998, the Company executed a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and five separate investors. Under the Credit Agreement, the Company issued convertible debentures (the "Convertible Debentures") in the aggregate principal amount of $1,500,000 due May 22, 2001. The Convertible Debentures were convertible into shares of the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the Company's common stock during the 22-trading-day period immediately preceding the conversion date or (ii) $6.50.

         In addition to the sale of the Convertible Debentures, under the Credit Agreement, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital (the

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT (Continued)

"Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 of the Equity Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the draw date and ending two days after the draw date. Additionally, upon the effectiveness of a registration statement covering the shares of common stock issuable under the Credit Agreement (the "Registration Statement"), the Company was obligated to issue an additional $500,000 principal amount of Convertible Debentures, pro rata to the investors. Also in connection with the Credit Agreement, the investors and placement agent were issued Series A and Series B warrants as follows:

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


         On June 25, 1999, the Company and the Convertible Debenture investors entered into a Modification Agreement (the "Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations thereunder. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the Registration Statement. Additionally, the Modification Agreement provided for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's inability to have the Registration Statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000. Under the Modification Agreement, the Company was to accrue a total of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount was to have been payable at any time after October 1, 1999, upon request for payment therefore by the investors, in shares of the Company's common stock. Additionally, the Company's obligation to pay liquidated damages under the Credit Agreement was abated from June 24, 1999 through September 23, 1999, provided that the Registration Statement was declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 were to have accrued for the period between September 24, 1999 and October 23, 1999 if the Registration Statement was not declared effective on or before October 31, 1999. If the Registration Statement was not declared effective on or before October 31, 1999, the Modification Agreement's provisions providing for the payment of liquidated damages in stock and the abatement of liquidated damages from June 23, 1999 to September 23, 1999 and the provisions allowing the Company to pay liquidated damages in common stock rather than cash were subject to rescission at the option of the investors.

         The Company also had issued, under the Credit Agreement, 80,000 shares of its common stock as a fee to the placement agent. Of these shares, 20,000 were delivered to the placement agent at the time of the closing. The remaining 60,000 shares were deposited into escrow and were to be released in 6,000 share increments as each $1,000,000 was drawn down under the Equity Line established under the Credit Agreement. Because under the Modification Agreement the Equity Line was cancelled, and therefore the placement agent never would have been entitled to the 60,000 additional shares of common stock deposited in escrow, the escrow was terminated, and the 60,000 shares of common stock were returned to the Company for cancellation. During the quarter ended March 31, 2000, the certificates representing such 60,000 shares were cancelled.

         On November 12, 1999, the Company and the investors amended the Modification Agreement to substitute February 15, 2000 for the October 31, 1999 deadline originally in the Modification Agreement. Consequently, the accrual of liquidated damages was to have been deferred from June 24, 1999 until February 15, 2000, provided that the

Registration Statement became effective and shareholder approval of the transaction was obtained on or before that date. Liquidated damages from February 24, 1999 through June 23, 1999 were not accrued and continued to be payable by the Company as specified in the Modification Agreement.

         The Company and the holders of the Convertible Debentures executed a Convertible Debenture Retirement Agreement dated as of February 1, 2000, and which closed on February 23, 2000 (the "Retirement Agreement"). Under the
Retirement Agreement, and in exchange for payment to the holders of the Convertible Debentures, pro rata, of $1,500,000 cash, the holders agreed to surrender for cancellation all but a small portion of the then unconverted
Convertible Debentures, to surrender for cancellation all of the A and B warrants that were issued under the Credit Agreement, and otherwise terminate all of the obligations of either party under the Credit Agreement. At the closing of the Retirement Agreement, the holders agreed to convert the remaining portion of the principal amount of the Convertible Debentures into that number of shares that would have been issuable had such portion been converted as of January 24, 2000, or 94,450 shares. In light of the closing of the Retirement Agreement, the Company has no ongoing obligations under the Credit Agreement, and has submitted a request to the Securities and Exchange Commission to withdraw the pending Registration Statement.

(5)      BUSINESS SEGMENT INFORMATION

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

                                                             THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
REVENUES:                                                      2000                 1999
-----------------------------------------------------     ---------------     ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........         $    1,866,000      $     1,836,000
Home Storage and Organization....................              1,386,000              990,000
Flashlights......................................                588,000              210,000
Miscellaneous/Mass Market........................                      -              608,000
                                                          ---------------     ------------------

       Total.....................................         $    3,840,000      $     3,644,000
                                                          ===============     ==================


                                                             THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
OPERATING INCOME (LOSS):                                       2000                  1999
-----------------------------------------------------     ----------------      ----------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................         $       85,000        $     (20,000)
Home Storage and Organization....................               (130,000)            (138,000)
Flashlights......................................               (330,000)            (126,000)
Miscellaneous/Mass Market........................                      -               32,000
                                                          ----------------      ----------------

       Total.....................................         $     (375,000)       $    (252,000)
                                                          ================      ================

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




(5)      BUSINESS SEGMENT INFORMATION (Continued)


                                                             THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
DEPRECIATION AND AMORTIZATION (1):                             2000                 1999
-----------------------------------------------------     ----------------    ------------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................         $       67,000      $       72,000
Home Storage and Organization....................                 49,000              38,000
Flashlights......................................                 21,000               8,000
Miscellaneous/Mass Market........................                      -                   -
                                                          ----------------    ------------------

       Total.....................................         $      137,000      $      118,000
                                                          ================    ==================

(1) Amortization includes all amortization relating to goodwill, product license rights, non-competes and purchased patents.

Information as to the assets and capital expenditures of Dynatec International, Inc. is as follows:

                                                            MARCH 31,          DECEMBER 31, 1999
ASSETS (1):                                                    2000
----------------------------------------------------    ------------------    --------------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................       $      4,326,000      $      4,827,000
Home Storage and Organization....................              2,268,000             2,468,000
Flashlights......................................              2,538,000             1,676,000
Miscellaneous/Mass Market........................                      -                     -
                                                        ------------------    --------------------
       Total assets for reportable segments......              9,132,000             8,971,000

Other assets.....................................                146,000               156,000
Deferred loan costs and other assets not
   allocated                   to segments.......                474,000               661,000
                                                        ==================    ====================
       Total.....................................       $      9,752,000      $      9,788,000
                                                        ==================    ====================

                                                             THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------------
CAPITAL EXPENDITURES:                                          2000                  1999
----------------------------------------------------    ------------------    ------------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................       $       47,000        $        42,000
Home Storage and Organization....................               35,000                 22,000
Flashlights......................................               14,000                  5,000
Miscellaneous/Mass Market........................
                                                                     -                      -
                                                        ------------------    ------------------

       Total.....................................       $       96,000        $        69,000
                                                        ==================    ==================

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)      BUSINESS SEGMENT INFORMATION (Continued)

Information  as  to  Dynatec  International,   Inc.'s  operations  in  different
geographical areas is as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------
REVENUES:                                           2000                 1999
------------------------------------------     ----------------    -----------------
United States..........................        $    3,732,000      $   3,588,000
Other (1)..............................               108,000             56,000
                                               ----------------    -----------------

       Total...........................        $    3,840,000      $   3,644,000
                                               ================    =================

(1) Includes Canada, Europe, and other miscellaneous.

                                                THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------
OPERATING LOSS :                                    2000                 1999
------------------------------------------     ----------------    -----------------

United States..........................        $    375,000        $    252,000
                                               ================    =================

                                                    MARCH            DECEMBER 31,
ASSETS:                                           31, 1999               1999
------------------------------------------     ----------------    -----------------
United States..........................        $    9,404,000      $    9,418,000
Asia...................................               348,000             370,000
                                               ----------------    -----------------

       Total...........................        $    9,752,000      $    9,788,000
                                               ================    =================

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

         In May 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option And Incentive Plan (the "1999 Plan"). Under the 1999 Plan, a total of 640,000 shares were reserved for issuance in the form of non-qualified stock options or qualifying Incentive Stock Options. As of March 31, 2000, the compensation committee of the Company's Board of Directors has granted stock options under the 1999 Plan to purchase a total of 502,750 shares of common stock to various executives, employees and directors of the Company. Such options were granted as non-qualified options having terms of 10 years from the date of grant. All such options have an exercise price of between $1.00 and $1.75 per share, with a weighted average price of $1.462 per share. The exercise price for the options was greater than or equal to the fair market value on the grant date.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(6)      STOCK OPTIONS (Continued)

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

(7)      SUBSEQUENT EVENTS

         In February 2000, Merrill Lynch & Co., Inc. ("Merrill Lynch") notified the Company that American Stock Transfer & Trust Co., New York, New York, the Company's stock transfer agent ("AST"), had confiscated three separate certificates purporting to represent a total of 208,000 shares of restricted common stock issued in the name of an entity affiliated with Donald M. Wood, the Company's former Chairman and Chief Executive Officer. AST confiscated such certificates because they were not then shown as valid certificates representing the Company's issued and outstanding common stock. Based on further investigation by AST, the Company believes that its former stock transfer agent had transferred the shares represented by such certificates to third parties, but had not received the original certificates representing such shares at the time of those transfers. Nor did the former transfer agent obtain documentation indicating that such certificates had been lost, stolen or destroyed. Several years after the shares represented by such certificates had been transferred, Mr. Wood then tendered the original certificates to Merrill Lynch with instruction to sell the shares represented by such certificates. Merrill Lynch then sold such shares and tendered the certificates to AST for transfer, at which time AST confiscated the certificates.

         On March 28, 2000, the Company received a letter from counsel for Merrill Lynch. In that letter, Merrill Lynch advised the Company of its intention to enforce its clients' rights to compel the Company to recognize the transfers of the shares represented by the certificates tendered by Mr. Wood under Article 8 of the Uniform Commercial Code as adopted by the State of Utah. The Company complied with Merrill Lynch's demand. The net effect of this action was that the Company was required to recognize as having been previously issued 208,000 shares of common stock that were not then shown as being issued and outstanding on the books and records of the Company.

         On March 29, 2000, the Company filed a lawsuit in Utah state court against Mr. Wood, WAC Research, Inc. ("WAC") and Muito Bem Ltd Partnership ("Muito Bem"), Alpha Tech Stock Transfer & Trust Company, the Company's former stock transfer agent ("Alpha Tech"). Both WAC and Muito Bem are entities affiliated with Wood. The case sought damages from all defendants, and specifically asked the court to award to the Company the proceeds of the sales by WAC and/or Muito Bem of the shares that the Company was compelled to reinstate on the basis that those entities and their principals had been unjustly enriched. In a settlement, dated April 12, 2000, among Wood, WAC, Muito Bem, Merrill Lynch and the Company, the Company received cash in the amount of $200,714, in exchange for which it released its claims for further damages against Wood, WAC, Muito Bem and Merrill Lynch. The Company's claims against Alpha Tech are still pending.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three months ended March 31, 2000 and 1999, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                             For the Three Months Ended
                                             --------------------------
                                                                             % OF
                                                                              CHG
                                                                             FROM
                                                MARCH 31,    MARCH 31,       1999 TO
                                                   2000         1999          2000
                                              -----------   -----------   -----------
Unaudited Statement of Operations Data:
       Product sales                          $ 3,840,000   $ 3,644,000         5.4%
       Cost of sales                            2,161,000     2,208,000        (2.1)
                                              -----------   -----------
               Gross margin                     1,679,000     1,436,000        16.9
                                              -----------   -----------


    Operating Costs and Expenses:

       Selling expenses                         1,161,000       830,000        39.9
       General and administrative                 798,000       831,000        (4.0)
       Research and development                    95,000        26,000       265.4
                                              -----------   -----------
               Total operating costs and
                Expenses                        2,054,000     1,687,000        21.8
                                              -----------   -----------


    Other Income (Expense), net:

       Interest expense                          (135,000)     (273,000)      (50.5)
       Other income                                 2,000         2,000          -
       Income taxes                                     -        (3,000)         -
                                              -----------   -----------
       Net loss                               $  (508,000)  $  (525,000)        3.2%
                                              ===========   ===========



Unaudited Supplemental Information:

Revenue by product line type:

 Telecommunication headsets and
   amplifiers and telephone
   accessories                                $ 1,866,000   $ 1,836,000         1.6%
 Home storage and organization                  1,386,000       990,000        40.0
 Flashlights                                      588,000       210,000       180.0
 Miscellaneous/mass market                              -       608,000          -
                                              -----------   -----------
           Total product sales                $ 3,840,000   $ 3,644,000         5.4%
                                              ===========   ===========


The following are explanations of significant period to period changes for the three months ended March 31, 2000 and 1999:

Revenues

     Total Product Sales. Total product sales increased by $196,000, or 5.4%, from $3,644,000 to $3,840,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

     Telecommunication Headsets and Amplifiers and Telephone Accessories. Telecommunication headsets and amplifiers and telephone accessories sales increased $30,000, or 1.6%, from $1,836,000 to $1,866,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is primarily related to an increase in the Company's Softalk and MiniSoftalk products of $79,000, the Cord Manager of $32,000 and telephone headsets and amplifiers of $30,000, as well as an increase in sales of $52,000 of the new phonerest product acquired in the Transworld acquisition in August of 1999. The increase was offset in part by a decrease in the Softalk II and Universal products of $109,000 and a decrease of $54,000 of the Company's Twisstop product. Overall gross margins for this product line increased to 57.4% from 56.3% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, as a result of the sales mix and a more efficient production process.

     Home Storage and Organization. Home storage and organization revenues increased $396,000, or 40.0%, from $990,000 to $1,386,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase is primarily attributable to an increase of $250,000 in the "Expand-A-Drawer" product line, $113,000 in the Company's "Expand-A-Shelf" product line, and $60,000 in the doorstops product line. These increases are the results of the Company's efforts to improve the retail packaging of its houseware products. These increases were offset in part by a decrease of $18,000 in the baskets product line and $9,000 in the miscellaneous houseware products line. Overall gross margins for products in this category increased from 34.0% to 37.6% for the three months ended March 31, 2000 when compared to March 31, 1999, as a result of the sales mix.

     Flashlights. Flashlight revenues increased $378,000, or 180.0%, from $210,000 to $588,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase was primarily the result of the addition of new major foreign and domestic customers as a result of a successful increase in the Company's selling and marketing efforts in this product line. Overall gross margins for products in this category decreased from 16.1% to 14.9% for the three months ended March 31, 2000 when compared to March 31, 1999, as a result of an increase in costs related to upgrading the retail packaging of this product line.

     Miscellaneous and Mass Market. Miscellaneous and mass market revenues decreased $608,000 from $608,000 to $0 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This decrease was the result of the Company's decision to discontinue its efforts in this product line and the resulting December 24, 1998 agreement with Grandway China ("Grandway"). The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase approximately $1,800,000 of inventory that had been acquired by the Company and earmarked for sale to Dolgencorp. Management does not presently anticipate future significant sales in this product line.


Operating Costs and Expenses

     Selling Expenses. Selling expenses increased $331,000, or 39.9%, from $830,000 to $1,161,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is due in part to an increase in salaries for sales personnel of $105,000 due to the addition of the Senior Vice President of Sales and a national sales manager for the housewares product line, as well as increases in advertising expense resulting from the placement of additional pages in office product catalogues and an increase in consulting fees of $50,000. Travel expenses increased by $41,000 due to increased travel to foreign trade shows and freight expenses increased by $63,000 due to increased sales and increased fuel prices.

     Research and Development. Research and development expenses increased by $69,000, or 265.4%, from $26,000 to $95,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase was primarily attributable to the Company's increased research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

     General and Administrative Expenses. General and administrative expenses decreased $33,000, or 4.0%, from $831,000 to $798,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease in general and administrative expenses was primarily the result of a decrease in severance pay in the amount of approximately $115,000 that was paid to the Company's former Chairman and CEO, who resigned on January 14, 1999, and the former President of the Company, who resigned effective March 17, 1999. This decrease was offset in part by increases in consulting expense of $47,000, and Directors and Officers and group health insurance premiums of $23,000.

     Total Operating Costs and Expenses. Total operating costs and expenses increased by $367,000, or 21.8%, from $1,687,000 to $2,054,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, for the reasons discussed above.

     Interest Expense. Interest expense decreased $138,000, or 50.5%, from $273,000 to $135,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This decrease was primarily associated with the retirement of the Convertible Debentures as of February 14, 2000. The normal non-cash interest that was recognized on the Convertible Debentures at 12% per annum in the three months ended March 31, 1999 was $44,000 and liquidated damages were assessed against the Company in the amount of $135,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures within the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures. Theses decreases were offset in part by an increase in interest expense related to the amortization of the capital lease on the Company's office building and an increase in the borrowings on the Company's line of credit.

     Net loss. The net loss decreased by $16,000, or 3.2%, from a loss of $525,000 to a loss of $508,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to a combination of the factors described above.

Liquidity and Capital Resources

         General

     The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facility. On May 27, 1998, the Company obtained its secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by the Company's accounts receivable and inventory. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. On March 23, 2000 the Company and its lending institution entered into a Seventh Amendment to the Credit Agreement (the "Seventh Amendment"). Pursuant to this amendment certain definitions have been modified as follows: (i) the maximum line decreased from $3,000,000 to $2,500,000; and (ii) the inventory advance rate increased from 40% to 48% of eligible inventory. Also, the Seventh Amendment changed the terms of certain of the financial covenants and ratios for the remainder of year 2000 and for 2001. The interest rate presently applicable to the revolving credit line is prime plus three percent, with interest payable monthly. At March 31, 2000, the Company had $441,824 of unused borrowings under its credit facility, which amount is limited by the levels of inventory and receivables.

     On May 22, 1998, the Company closed a transaction that provided net capital proceeds of $1,335,000. The transaction was accomplished pursuant to a Convertible Debenture and Private Equity Line of Credit Agreement (the "Credit Agreement") between the Company and a group of five unaffiliated investors. These funds were raised pursuant to the sale by the Company of Convertible Debentures in the aggregate principal amount of $1,500,000. The Convertible Debentures were convertible into the Company's common stock at the lesser of:
(i) 75% of the average of the three lowest closing bid prices of the common stock as quoted on the Nasdaq SmallCap Market during the 22 trading-day period immediately preceding the conversion date or (ii) $6.50. In addition to the sale of the Convertible Debentures, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital the ("Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 under the Equity
Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid prices of the common stock during a six day valuation period commencing three days before the draw date and ending two days after the draw date. The Equity Line could not have been utilized, and the Company had no obligation to exercise any portion of the put mechanism, until after the effective date of the registration statement (the "Registration Statement") for the underlying stock of the Credit Agreement. Additionally, upon registration of the underlying shares, which were issuable upon conversion of the Convertible Debentures, the Company was obligated to issue an additional $500,000 of Convertible Debentures. The Company filed the Registration Statement on Form SB-2 as required by the Credit Agreement but it had not become effective by June 1999.

     On June 25, 1999, the Company and the Convertible Debenture holders entered into a Modification Agreement ("Modification Agreement"), under which the parties agreed to cancel the Equity Line and all of the parties' respective obligations there under. The parties to the Modification Agreement also agreed to cancel the investors' obligation to purchase and the Company's obligation to sell the additional $500,000 principal amount of Convertible Debentures upon the effectiveness of the Registration Statement. Additionally, the Modification Agreement provided for the modification and temporary abatement of the Company's obligation to pay cash liquidated damages of $45,000 per month resulting from the Company's obligation to have the Registration Statement declared effective on or before August 28, 1998. Pursuant to the terms of the Credit Agreement, the Company paid liquidated damages from September 23, 1998 through and including February 23, 1999 in the aggregate amount of $210,000, of which $135,000 was paid in the three-month period ended March 31, 1999. Under the Modification Agreement, the Company was to accrue a total of $180,000 of liquidated damages for the period from February 24, 1999 through and including June 23, 1999, which accrued amount was payable at any time after October 1, 1999, upon request for payment therefore by the Investors, in shares of the Company's common stock. The number of shares of common stock issuable upon such payment was to have been determined by dividing the total amount of damages accrued by 100% of the average of the closing bid prices of the Company's common stock during the five trading day period immediately preceding the date of such payment. Additionally, under the Modification Agreement, the Company's obligation to pay liquidated damages under the Credit Agreement was abated from June 24, 1999 through September 23, 1999, provided that the Registration Statement was declared effective on or before October 31, 1999. Additional liquidated damages in the amount of $45,000 were to have accrued for the period between September 24, 1999 and October 23, 1999 if the Registration Statement was not declared effective before October 31, 1999.

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

     On December 8, 1999, the Company filed its third amendment to the Registration Statement. The Registration Statement did not become effective, however. The Company and the holders of the Convertible Debentures subsequently executed a Convertible Debenture Retirement Agreement dated as of February 1, 2000, and which closed on February 23, 2000 (the "Retirement Agreement"). Under the Retirement Agreement, and in exchange for payment to the holders of the Convertible Debentures, pro rata, of $1,500,000 cash, the holders agreed to surrender for cancellation all but a small portion of the then unconverted
Convertible Debentures, to surrender for cancellation all of the A and B warrants that were issued under the Credit Agreement, and otherwise terminate all of the obligations of either party under the Credit Agreement. At the closing of the Retirement Agreement, the holders agreed to convert the remaining portion of the principal amount of the Convertible Debentures into that number of shares that would have been issuable had such portion been converted as of January 24, 2000, or 94,450 shares. In light of the closing of the Retirement Agreement, the Company has no ongoing obligations under the Credit Agreement, and has submitted a request to the Securities and Exchange Commission to withdraw the pending Registration Statement.

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

     In February 2000, Merrill Lynch & Co., Inc. ("Merrill Lynch") notified the Company that American Stock Transfer & Trust Co., New York, New York, the Company's stock transfer agent ("AST"), had confiscated three separate certificates purporting to represent a total of 208,000 shares of restricted common stock issued in the name of an entity affiliated with Donald M. Wood, the Company's former Chairman and Chief Executive Officer. AST confiscated such certificates because they were not then shown as valid certificates representing the Company's issued and outstanding common stock. Based on further investigation by AST, the Company believes that its former stock transfer agent had transferred the shares represented by such certificates to third parties, but had not received the original certificates representing such shares at the time of those transfers. Nor did the former transfer agent obtain documentation indicating that such certificates had been lost, stolen or destroyed. Several years after the shares represented by such certificates had been transferred, Mr. Wood then tendered the original certificates to Merrill Lynch with instruction to sell the shares represented by such certificates. Merrill Lynch then sold such shares and tendered the certificates to AST for transfer, at which time AST confiscated the certificates.

     On March 28, 2000, the Company received a letter from counsel for Merrill Lynch. In that letter, Merrill Lynch advised the Company of its intention to enforce its clients' rights to compel the Company to recognize the transfers of the shares represented by the certificates tendered by Mr. Wood under Article 8 of the Uniform Commercial Code as adopted by the State of Utah. The Company complied with Merrill Lynch's demand. The net effect of this action was that the Company was required to recognize as having been previously issued 208,000 shares of common stock that were not then shown as being issued and outstanding on the books and records of the Company.

     On March 29, 2000, the Company filed a lawsuit in Utah state court against Mr. Wood, WAC Research, Inc. ("WAC") and Muito Bem Ltd Partnership ("Muito Bem"), Alpha Tech Stock Transfer & Trust Company, the Company's former stock transfer agent ("Alpha Tech"). Both WAC and Muito Bem are entities affiliated with Wood. The case sought damages from all defendants, and specifically asked the court to award to the Company the proceeds of the sales by WAC and/or Muito Bem of the shares that the Company was compelled by Merrill Lynch to reinstate on the basis that those entities and their principals had been unjustly enriched. In a settlement among Wood, WAC, Muito Bem, Merrill Lynch and the Company, the Company received cash in the amount of $200,714, in exchange for which it released its claims for further damages against Wood, WAC, Muito Bem and Merrill Lynch.

         March 31, 2000 Compared to December 31, 1999

     As of March 31, 2000, the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $2,240,000, an increase of 15.4%, or $299,000, from December 31, 1999 when liquid assets were $1,941,000. Cash decreased $57,000, or 23.3%, to $188,000 at March 31, 2000 from $245,000 at
December 31, 1998. The decrease in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general-purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. Trade accounts receivable increased $356,000, or 21.0%, to $2,052,000 at March 31, 2000 from $1,696,000 at
December 31, 1999. This increase is primarily the result of increased sales in March 2000 compared to December 1999.

     Current assets decreased by $17,000, or 0.3%, to $5,303,000 at March 31, 2000 from $5,320,000 at December 31, 1999. This decrease was primarily the result of a decrease in cash of $57,000, discussed above, inventory levels decreased by $157,000 primarily due to the Company's efforts to reduce inventory levels to a three months supply, and a decrease in prepaid expenses and other of $160,000. The decrease in current assets was offset in part by an increase in trade accounts receivable, as discussed above.

     Long-term assets decreased $19,000, or 0.4%, to $4,449,000 at March 31, 2000 from $4,468,000 at December 31, 1999. This decrease was primarily the result of recurring depreciation expense on building and equipment, and amortization of deferred loan costs, and other intangibles.

     Current liabilities decreased by $1,224,000, or 20.0%, to $4,887,000 at March 31, 2000 from $6,111,000 at December 31, 1999. This decrease was primarily due to a decrease of $1,649,000 in convertible debentures as a result of the Company's February 1, 2000 agreement to retire the convertible debentures, as well as a decrease in accrued advertising of $150,000. These decreases were off-set in part by an increase of $361,000 in trade accounts payable as a result of the Company negotiating extended terms with some of its major suppliers, and $226,000 in short-term notes payable as a result of additional borrowings under the Company's revolving line of credit.

     The Company's working capital increased by $1,207,000, or 152.6%, to $416,000 at March 31, 2000 from ($791,000) at December 31, 1999, for the reasons described above.

     The Company used net cash of $254,000 in operating activities during the three months ended March 31, 2000, primarily from the net loss incurred during the period, an increase in trade accounts receivable and a decrease in accrued advertising, offset in part by decreased inventory levels and prepaid expenses as well as an increase in accounts payable.

     The Company used net cash of $94,000 in investing activities during the three months ended March 31, 2000, primarily for capital expenditures for machinery and equipment.

     The Company provided net cash of $292,000 from financing activities during the three months ended March 31, 2000. The increase was primarily due to proceeds from the issuance of common stock related to a private placement (note
3) and borrowings under the Company's revolving line-of-credit, off-set in part by payments made on the retirement of the convertible debentures and payments made on long-term debt during the period.

     Based on current operations and, after accounting for anticipated cost savings through operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of 2000. However, the Company anticipates that it will pursue additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities during the second quarter of 2000 to fund a combination of short-term working capital requirements and growth.

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

Forward Looking Statements

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to, potential increases in inventory costs, competition, the Company's ability to obtain additional working capital to fund future growth and any of the risks described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On May 4, 2000, Grandur, Inc., a Taiwan corporation ("Grandur"), sued the Company in the United States District Court for the District of New Jersey. The summons and complaint were served on the Company in Salt Lake City, Utah on May 12, 2000. The complaint alleges that the Company has breached a manufacturing agreement between the Company and Grandur pursuant to which the Company is alleged to have a minimum annual purchase requirement and an exclusive manufacturing arrangement with Grandur for the Company's Twisstop product. The Complaint further alleges that Grandur is entitled to recover, in addition to such damages as may be proved at trial, liquidated damages per the terms of the contract in the amount of $500,000. The Company intends to vigorously defend the lawsuit.

         In February 2000, Merrill Lynch & Co., Inc. ("Merrill Lynch") notified the Company that American Stock Transfer & Trust Co., New York, New York, the Company's stock transfer agent ("AST"), had confiscated three separate certificates purporting to represent a total of 208,000 shares of restricted common stock issued in the name of an entity affiliated with Donald M. Wood, the Company's former Chairman and Chief Executive Officer. AST confiscated such certificates because they were not then shown as valid certificates representing the Company's issued and outstanding common stock. Based on further investigation by AST, the Company believes that its former stock transfer agent had transferred the shares represented by such certificates to third parties, but had not received the original certificates representing such shares at the time of those transfers. Nor did the former transfer agent obtain documentation indicating that such certificates had been lost, stolen or destroyed. In January 2000, several years after the shares represented by such certificates purportedly had been transferred, the original certificates were tendered to
Merrill Lynch with instruction to sell the shares represented by such certificates. Merrill Lynch then sold such shares and tendered the certificates to AST for transfer, at which time AST confiscated the certificates. On March 28, 2000, the Company received a letter from counsel for Merrill Lynch. In that letter, Merrill Lynch advised the Company of its intention to enforce its clients' rights to compel the Company to recognize the transfers of the shares represented by the certificates tendered to it in January 2000 under the Uniform Commercial Code as adopted by the State of Utah. The Company complied with Merrill Lynch's demand. The net effect of this action was that the Company was required to recognize as having been previously issued 208,000 shares of common stock that were not then shown as being issued and outstanding on the books and records of the Company. On March 29, 2000, the Company filed a lawsuit in Utah state court against Mr. Wood, WAC Research, Inc. ("WAC") and Muito Bem Ltd Partnership ("Muito Bem"), Alpha Tech Stock Transfer & Trust Company, the Company's former stock transfer agent ("Alpha Tech"). Both WAC and Muito Bem are entities affiliated with Wood. The case sought damages from all defendants, and specifically asked the court to award to the Company the proceeds of the sales by WAC and/or Muito Bem of the shares that the Company was compelled to reinstate on the basis that those entities and their principals had been unjustly enriched. In a settlement, dated April 12, 2000, among Wood, WAC, Muito Bem, Merrill Lynch and the Company, the Company received cash in the amount of $200,714, in exchange for which it released its claims for further damages against Wood, WAC, Muito Bem and Merrill Lynch. The Company's claims against Alpha Tech are still pending.

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

         On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999 and instructed Alpha Tech to transfer the Company's stock transfer records to American Stock Transfer, New York, New York. The complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech never served the complaint; the Company learned about the complaint through an unrelated third party. In March 2000, Alpha Tech refiled essentially the same complaint, thereby commencing another lawsuit against the Company. The March 2000 complaint is virtually identical to the March 1999 complaint. In April 2000, the Company accepted service of process, and has filed a motion to dismiss the March 2000 complaint. The Company disputes the claims of Alpha Tech's complaint and intends to vigorously defend this action.

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

         On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the latter part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of March 31, 2000, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

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


Item 2(c).  Recent Sales of Unregistered Securities

         In January and February 2000, the Company conducted a private placement of its restricted common stock to seven investors. The closing of that private placement occurred on February 23, 2000, although funds were received by the Company in connection with that placement on various dates ranging from January 20, 2000 to February 11, 2000. Pursuant to the private placement the Company received proceeds of $1,600,000, $1,500,000 of which was used to retire the Company's convertible debentures and discharge other liabilities of the Company to the holders of the convertible debentures. The remaining $100,000 of those proceeds was used as working capital. The purchase price of such securities was 100% of the average of the closing bid price of the Company's common stock, as quoted by The Nasdaq Stock Market, for the five trading days immediately preceding the date funds were received by the Company. In connection with the private placement, the Company issued a total of 1,222,811 shares of its restricted common stock. The Company issued such shares without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities

Act. Such shares of common stock were issued as restricted securities, and the certificates representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

         In connection with the retirement of the Company's convertible debentures, the holders of the convertible debentures agreed in January 2000 to convert approximately $58,000 principal amount of the debentures, together with interest accrued thereon, into 94,450 shares of restricted common stock. Although the Convertible Debenture Retirement Agreement executed by the Company and the convertible debenture holders was dated as of February 1, 2000, and the transactions contemplated thereby did not close until February 23, 2000, the Company agreed that it would honor the conversions described above as of January 24, 2000, the date the Company's Board of Directors approved the transaction. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act, and the rules and regulations promulgated under that section including Regulation D. Such shares of common stock were issued as restricted securities and the certificate representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption, except for that portion of such shares as were subject to sales under Rule 144 under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

         No.      Description

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

         10.8 Convertible Debenture Retirement Agreement between the Company and the holders of the Convertible Debentures, dated as of February 1, 2000. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         10.9 Stock Purchase Agreement between the Company and seven investors, dated as of February 11, 2000. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1999.)

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

         27       Financial Data Schedule.

(b)    Forms 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DYNATEC INTERNATIONAL, INC.



 /s/ Frederick W. Volcansek, Sr.           May 15, 2000
------------------------------------    -------------------
Frederick W. Volcansek, Sr.                      Date
Chairman & CEO



/s/ Michael L. Whaley                      May 15, 2000
------------------------------------    -------------------
Michael L. Whaley                                Date
Senior Vice President & CFO