Form 10-Q
period 2000-06-30
DYNATEC INTERNATIONAL INC
filed 2000-08-15
CIK 752208

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:    June 30, 2000


[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period from      to

         Commission File Number:    0-12806


                           DYNATEC INTERNATIONAL, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                 UTAH                                     87-0367267
------------------------------------------     ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)


    3820 West Great Lakes Drive
       Salt Lake City, Utah                                  84120
------------------------------------------     ---------------------------------
 (Address of principal executive offices)                 (Zip Code)


                                 (801) 973-9500
                                ----------------
                (Issuer's telephone number, including area code)

                                       N/A

      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

The Company had 5,246,679 shares of common stock outstanding at August 7, 2000.

The aggregate market value of voting stock held by non-affiliates of the Company at August 7, 2000 was $2,866,899.

Transitional small business disclosure format.   Yes [    ] No [X]

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999.....................................................3

         Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999...................................5

         Condensed Consolidated Statements of Operations for the six
         months ended June 30, 2000 and 1999...................................6

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2000 and 1999...................................7

         Notes to Condensed Consolidated Financial Statements..................9

Item 2.   Management's Discussion and Analysis or Plan of Operation...........17



PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings..............................................25

Item 2.        Changes in Securities and Use of Proceeds......................27

Item 6.        Exhibits and Reports on Form 8-K...............................27


                    Signatures................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,          December 31,
                                                                                          2000               1999
                                                                                     -------------       -------------
                                                                                     -------------       -------------
                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $      68,759       $     244,755
    Trade accounts receivable, net of allowance for doubtful accounts of $47,109
       and $39,036 at June 30, 2000 and December 31, 1999, respectively                  2,221,694           1,695,897
    Accounts receivable-other                                                               60,000                   -
    Common stock subscription receivable (note 9)                                           75,000                   -
    Inventories (note 2)                                                                 2,820,265           2,963,064
    Prepaid expenses and other
                                                                                           377,057             415,921
                                                                                     -------------       -------------

                Total current assets                                                     5,622,775           5,319,637
                                                                                     -------------       -------------

BUILDING AND EQUIPMENT, at cost:
    Building and improvements                                                            2,865,000           2,865,000
    Furniture, fixtures, and equipment                                                   3,849,426           3,724,808
                                                                                     -------------       -------------
                                                                                         6,714,426           6,589,808
    Less accumulated depreciation and amortization                                       2,731,716           2,471,862
                                                                                     -------------       -------------

                Net building and equipment                                               3,982,710           4,117,946

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES, net (note 2)                                  172,436             194,743

DEFERRED LOAN COSTS, net of accumulated amortization of $43,226 and $30,452 at June 30, 2000 and December 31, 1999, respectively

                                                                                            23,420              36,194

OTHER ASSETS                                                                               153,646             119,450
                                                                                     -------------       -------------

                                                                                     $   9,954,987       $   9,787,970
                                                                                     =============       =============

















     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        June 30,          December 31,
                                                                                          2000                1999
                                                                                     --------------      --------------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
    Short-term note payable                                                          $   1,880,656       $   1,831,622
     Convertible debentures (note 4)                                                             -           1,649,342
    Current portion of long-term debt                                                       82,500              82,500
    Current portion of capital lease obligations                                            66,367              60,739
    Accounts payable                                                                     2,041,273           1,581,463
    Accrued expenses                                                                       526,035             525,038
    Accrued advertising                                                                    128,569             300,000
    Accrued royalties payable
                                                                                            74,225              80,150
                                                                                     --------------      --------------

              Total current liabilities                                                  4,799,625           6,110,854

DEFERRED GAIN ON SALE OF ASSET                                                             238,203             244,363

LONG-TERM DEBT, net of current portion                                                      39,925              81,175

CAPITAL LEASE OBLIGATIONS, net of current portion                                        2,923,598           2,957,740
                                                                                     --------------       -------------

              Total liabilities                                                          8,001,351           9,394,132
                                                                                     --------------       -------------

STOCKHOLDERS' EQUITY (note 3):

    Common stock, $.01 par value; 100,000,000 shares authorized and 5,246,679 and 3,721,418 shares outstanding at June 30, 2000 and December 31, 1999,

       respectively                                                                         52,467              37,214
    Common stock subscribed (note 9)                                                         5,904                   -
    Treasury stock, at cost, 91,515 shares                                                (915,150)           (915,150)
    Additional paid-in capital                                                          11,235,184           8,375,074
    Accumulated deficit                                                                 (8,424,769)         (7,103,300)
                                                                                     --------------       -------------

              Net stockholders' equity                                                   1,953,636             393,838
                                                                                     --------------       -------------

COMMITMENTS AND CONTINGENCIES (note  6)
                                                                                     $   9,954,987       $   9,787,970
                                                                                     ==============      ==============















     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three months ended         Three months ended
                                                                          June 30, 2000              June 30, 1999
                                                                       ------------------         ------------------
                                                                             (Unaudited)                (Unaudited)


PRODUCT SALES                                                          $       3,418,073          $       3,690,094
COST OF SALES                                                                 (2,169,479)                (2,169,199)
                                                                       ------------------         ------------------

       Gross Margin                                                            1,248,594                  1,520,895
                                                                       ------------------         ------------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                           1,055,186                    834,438
    General and administrative                                                   622,822                    783,828
    Research and development                                                      57,353                     37,812
                                                                       ------------------         ------------------

       Total operating costs and expenses                                      1,735,361                  1,656,078
                                                                       ------------------         ------------------

          Loss from operations                                                  (486,767)                  (135,183)
                                                                       ------------------         ------------------

OTHER EXPENSE:
    Interest expense (note 4)                                                   (157,178)                  (272,555)
    Other expense                                                               (168,733)                       (77)
                                                                       ------------------         ------------------

       Total other expense                                                      (325,911)                  (272,632)
                                                                       ------------------         ------------------

          Loss before income tax provision                                      (812,678)                  (407,815)

INCOME TAX PROVISION                                                                   -                          -
                                                                       ------------------         ------------------

          Net loss                                                     $        (812,678)         $        (407,815)
                                                                       ==================         ==================

BASIC AND DILUTED NET LOSS PER SHARE                                   $            (.17)         $            (.13)
                                                                       ==================         ==================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                    4,707,459                  3,218,004
                                                                       ==================         ==================




















     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Six months ended           Six months ended
                                                                          June 30, 2000              June 30, 1999
                                                                       ------------------         ------------------
                                                                          (Unaudited)                (Unaudited)

PRODUCT SALES                                                          $       7,257,717          $       7,333,773
COST OF SALES                                                                 (4,330,676)                (4,377,570)
                                                                       ------------------         ------------------

       Gross Margin                                                            2,927,041                  2,956,203
                                                                       ------------------         ------------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                           2,216,262                  1,664,065
    General and administrative                                                 1,420,374                  1,615,143
    Research and development                                                     152,320                     63,824
                                                                       ------------------         ------------------

       Total operating costs and expenses                                      3,788,956                  3,343,032
                                                                       ------------------         ------------------

          Loss from operations                                                  (861,915)                  (386,829)
                                                                       ------------------         ------------------

OTHER INCOME (EXPENSE):
    Interest expense (note 4)                                                   (292,398)                  (545,846)
    Other income (expense) (note 3)                                             (167,156)                     2,357
                                                                       ------------------         ------------------

       Total other expense, net                                                 (459,554)                  (543,489)
                                                                       ------------------         ------------------

          Loss before income tax provision                                    (1,321,469)                  (930,318)

INCOME TAX PROVISION                                                                   -                      3,000
                                                                       ------------------         ------------------

          Net loss                                                     $      (1,321,469)         $        (933,318)
                                                                       ==================         ==================

BASIC AND DILUTED NET LOSS PER SHARE                                   $            (.28)         $            (.29)
                                                                       ==================         ==================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                    4,707,459                  3,218,004
                                                                       ==================         ==================



















     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six months ended       Six months ended
                                                                                   June 30, 2000          June 30, 1999
                                                                               -------------------     -------------------
                                                                                   (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                    $       (1,321,469)     $         (933,318)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    282,731                 239,229
         Amortization of deferred loan costs                                               12,774                  12,774
         Amortization of deferred gain on sale of assets                                   (6,160)                      -
         Non-cash interest expense on convertible debentures (note 4)                           -                 269,260
         Non-cash interest expense on re-issuance of common stock
            shares (note 3)                                                               169,733                       -
         Forgiveness of liquidated damages related to convertible debenture
             (note 4)                                                                     (13,523)                      -
         Loss (gain) on sale of assets                                                     (1,577)                    699
         Provision for losses on accounts receivable                                        5,000                   5,000
         Changes in operating assets and liabilities:
               Trade accounts receivable                                                 (530,797)                182,434
               Accounts receivable - other                                                (60,000)                      -
               Inventories                                                                142,799               1,114,560
               Prepaid expenses                                                            38,864                (158,403)
               Other assets                                                               (34,196)                    721
               Accounts payable                                                           459,810                (567,945)
               Accounts payable - other                                                         -                  (9,000)
               Accounts payable - related party                                                 -                 (98,403)
               Accrued expenses                                                               997                (203,200)
               Accrued advertising                                                       (171,431)               (225,068)
               Accrued royalties                                                           (5,925)                 (9,228)
                                                                               -------------------     -------------------
                  Net cash used in operating activities                                (1,032,370)               (379,888)
                                                                               -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale of assets                                                      2,600                  19,804
  Purchase of building and equipment                                                     (123,990)                (82,556)
                                                                                ------------------     -------------------
                  Net cash used in investing activities                                  (121,390)                (62,752)
                                                                                ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                         49,034                 959,510
  Net payments on long-term debt                                                          (41,250)               (178,686)
  Net payments on capital lease obligations                                               (30,734)                (15,414)
  Payment to retire convertible debenture (note 4)                                     (1,500,000)                      -
  Proceeds from  the issuance of common stock related to private
    placement (note 3)                                                                  1,600,000                               -
  Proceeds from common stock subscribed (note 3)                                          700,000                       -
  Proceeds from re-issuance of common stock (note 3)                                      200,714                               -
                                                                                ------------------     -------------------
                  Net cash provided by financing activities                               977,764                 765,410
                                                                                ------------------     -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (175,996)                322,770

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                      244,755                   2,268
                                                                                ------------------     -------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                 $           68,759      $          325,038
                                                                               ===================     ===================


     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                Six months ended        Six months ended
                                                                                  June 30, 2000           June 30, 1999
                                                                               -------------------     -------------------
                                                                                (Unaudited)               (Unaudited)
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                     $          296,634      $          310,829

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Building and equipment acquired under capital leases                                    2,220                  24,000

    Conversion of Convertible Debentures and accrued interest for
         common stock                                                                     135,819                 143,680

    Issuance of 500,000 shares of restricted stock                                             -                1,000,000

    Common stock subscription receivable                                                  75,000                        -

    Write-off of accounts receivable                                                       3,073                        -

































     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a manufacturer and distributor of consumer products comprising the following major product lines: telecommunication headsets and amplifiers and telephone accessories, home storage and organization, and flashlights. Dynatec is located in Salt Lake City, Utah. The Company conducts most of its operations through five wholly owned subsidiaries: Softalk, Inc., Nordic Technologies, Inc., Neat Things, Inc., SofTalk Communications, Inc., and Arnco Marketing, Inc. Unless specified to the contrary herein, references to Dynatec or to the Company refer to the Company and its subsidiaries on a consolidated basis.

     The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of June
30, 2000 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2000.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

     Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, and flashlights as of June 30, 2000 and December 31, 1999, respectively, are summarized as follows:

                                      June 30,          December 31,
                                        2000                1999
                                   ---------------     ---------------
      Raw materials............      $ 1,080,499         $   886,377
      Work-in-Process..........          189,882             135,931
      Finished Goods...........        1,549,884           1,940,756
                                   ---------------     ---------------
                                     $ 2,820,265         $ 2,963,064
                                   ===============     ===============

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

Basic and Diluted Net Loss Per Common Share

     Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is the amount of loss for the period related to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

     In calculating net loss per share for the six months ended June 30, 2000, and 1999, warrants and options to purchase 766,750 and 1,150,000 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Transworld Products, Inc. (Transworld) on July 15, 1999. The goodwill is being amortized using the straight-line basis over two years. The balance as of June 30, 2000 and December 31, 1999 was as follows:

                                                2000           1999
                                             -----------    -----------
       Goodwill                               $  34,306      $  34,306
       Less accumulated amortization             17,153          8,576
                                             -----------    -----------
                                             -----------    -----------
                                              $  17,153      $  25,730
                                             ===========    ===========


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

     On April 4, 2000 the Company recognized as having previously been issued the 208,000 shares of common stock. As a result, the Company recognized a one time non-cash expense of $169,733, which is the difference between the fair market value of the 208,000 shares as of the date of such recognition, or $370,447, and the $200,714 cash received.

     On May 18, 2000 the Company entered into a Stock Purchase Agreement (the "May 2000 Stock Purchase Agreement") with three offshore investors. Under the May 2000 Stock Purchase Agreement, the offshore investors agreed to purchase and acquire from the Company shares of the Company's common stock, having an aggregate purchase price of at least $775,000 (the "Minimum Investment Amount") and a maximum aggregate purchase price of $1,000,000. The number of shares issuable to the investors in consideration of their payment of the purchase price was calculated as follows (i) as to the Minimum Investment Amount, by dividing the total dollar amount of the Minimum Investment Amount paid to the Company as of closing, by $1.3125, which was 100% of the fair market value of the Company's common stock as of the date of the May 2000 Stock Purchase Agreement, and (ii) as to any additional amount invested over the Minimum Investment Amount, by dividing the total dollar amount of such additional amount paid to the Company by 100% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the date of actual payment of such additional amount. As of June 30, 2000 the Company had received $700,000 of the Minimum Investment Amount. The remainder of the Minimum Investment Amount was received by July 11, 2000 (see note 9).

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

                                                Placement         Exercise
                                Investors         Agent             Price
                               ------------    ------------    --------------
   Series A Warrants........     150,000          150,000          $6.50
   Series B Warrants........     150,000          300,000          $7.15


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

     The Company also issued, under the Credit Agreement, 20,000 shares of its common stock as a fee to the placement agent. These shares were delivered to the placement agent at the time of the closing.

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

                                                                    (Rounded)                             (Rounded)
                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $    1,565,000     $   1,937,000      $   3,431,000     $   3,772,000
Home Storage and Organization....................             1,336,000         1,181,000          2,721,000         2,171,000
Flashlights......................................               517,000           188,000          1,106,000           399,000
Miscellaneous/Mass Market........................                     -           384,000                  -           992,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $    3,418,000     $   3,690,000      $   7,258,000     $   7,334,000
                                                         ===============    ==============     ==============    ==============


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
OPERATING LOSS:                                               2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $       37,000     $      39,000      $     122,000     $      19,000
Home Storage and Organization....................              (206,000)          (88,000)          (336,000)         (226,000)
Flashlights......................................              (318,000)          (60,000)          (648,000)         (186,000)
Miscellaneous/Mass Market........................                     -           (26,000)                 -             6,000
                                                         ---------------    --------------     --------------    --------------





       Total.....................................        $     (487,000)    $    (135,000)     $    (862,000)    $    (387,000)
                                                         ===============    ==============     ==============    ==============


(5)      BUSINESS SEGMENT INFORMATION (Continued)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
DEPRECIATION AND AMORTIZATION (1):                            2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $       63,000     $      71,000      $     130,000     $     143,000
Home Storage and Organization....................                61,000            43,000            110,000            81,000
Flashlights......................................                22,000             7,000             43,000            15,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $      146,000     $     121,000      $     283,000     $     239,000
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

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Information  as  to  the  assets  and  capital   expenditures   of  Dynatec
International, Inc. is as follows:

                                                            JUNE 30,         DECEMBER 31,
ASSETS (1):                                                   2000               1999
----------------------------------------------------     ---------------    --------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................        $    4,369,000     $   4,827,000
Home Storage and Organization....................             2,936,000         2,468,000
Flashlights......................................             1,892,000         1,676,000
Miscellaneous/Mass Market........................                     -                 -
                                                         ---------------    --------------
       Total assets for reportable segments......             9,197,000         8,971,000

Other assets not allocated to segments...........               758,000           817,000
                                                         ---------------    --------------
       Total.....................................        $    9,955,000     $   9,788,000
                                                         ===============    ==============

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
CAPITAL EXPENDITURES:                                         2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $       10,000     $      22,000      $      57,000     $      64,000
Home Storage and Organization....................                13,000            13,000             48,000            35,000
Flashlights......................................                 5,000             3,000             19,000             8,000
Miscellaneous/Mass Market........................                     -                 -                  -                 -
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $       28,000     $      38,000      $     124,000     $     107,000
                                                         ===============    ==============     ==============    ==============


Information as to the Company's operations in different geographical areas is as follows:

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
United States....................................        $    3,311,000     $   3,671,000      $   7,043,000     $   7,259,000
Other (1)........................................               107,000            19,000            215,000            75,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $    3,418,000     $   3,690,000      $   7,258,000     $   7,334,000
                                                         ===============    ==============     ==============    ==============

(1)      Includes Canada, Europe and other miscellaneous.


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
OPERATING LOSS:                                               2000              1999               1999              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
United States....................................             (487,000)         (135,000)          (862,000)         (387,000)
                                                         ===============    ==============     ==============    ==============



                                                            JUNE 30,         DECEMBER 31,
ASSETS:                                                       2000               1999
------------------------------------------               ---------------    --------------
United States..........................                  $     9,629,000    $    9,418,000
Asia...................................                          326,000           370,000
                                                         ---------------    --------------

       Total...........................                  $     9,955,000    $    9,788,000
                                                         ===============    ==============

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)      STOCK OPTIONS

     The Company has established three stock option programs under which it has granted both non-qualified and incentive stock options to employees, board members, and certain related entities. Under the Company's 1996-1997 non-qualified stock option program (the "Non-Qualified Plan"), the Company granted options to acquire 1,640,000 shares of common stock. The 1996 Incentive Option Plan ("1996 Plan") provides for grants of qualified stock options to acquire a maximum of 300,000 shares of common stock, of which 200,000 options have been granted to date. The exercise price of options granted to employees under either option program equals the market price on the date of grant, and as a result no compensation expense has been recognized in the accompanying condensed consolidated financial statements.

     In January 1999, the Company's former Chairman and CEO, and holder of 900,000 of the options granted in December 1996 (500,000 shares) and January 1997 (400,000 shares) under the Non-Qualified Plan, agreed to cancel those options. In addition to the non-qualified options granted to employees to date, the Company granted options to purchase 537,500 shares of common stock to Muito Bem, an entity controlled by a shareholder and former CEO of the Company, at a strike price of $2.50 per share in December 1996. The shareholder and former executive officer of the Company who owns Muito Bem agreed in January 1999 to cancel all stock options issued to Muito Bem.

     In May 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option and Incentive Plan (the "1999 Plan"). Under the 1999 Plan, a total of 640,000 shares originally were reserved for issuance in the form of non-qualified stock options or qualifying Incentive Stock Options. In May 2000, the Company's Board of Directors increased the number of shares of common stock covered by the 1999 Plan to 1,000,000 shares. As of June 30, 2000, the compensation committee of the Company's Board of Directors has granted stock options under the 1999 Plan to purchase a total of 497,750 shares of common stock to various executives, employees and directors of the Company. Such options were granted as non-qualified options having terms of 10 years from the date of grant. The vesting schedule is 50% at the date of grant, 63% three months after the date of grant, 75% six months after the date of grant and 100% after one year from the date of grant. All such options have an exercise price of between $1.00 and $1.75 per share, with a weighted average price of $1.462 per share. The exercise price for the options was greater than or equal to the fair market value on the grant date.

     The Company's qualified options issued to employees in December 1996 and January 1997 may be exercised upon the holder-employee's continued employment with the Company for six years and the Company's achievement of profitable operations for three out of those six years. Such options expire ten years from the date of the grant. Options granted under the 1996 non-qualified Plan become exercisable as of the date of grant and expire five years from the date of grant, or three months following termination, or 24 months following death of the employee.


(7)      RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB 101 explains the staff's general framework for revenue recognition. The Company will incorporate the guidance of SAB 101 in the fourth quarter of fiscal 2000. The Company continues to evaluate the impact, if any, of SAB 101 and any possible, subsequent interpretations of SAB 101 on the Company's policies and procedures.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" (FIN No.
44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. Management does not believe that the interpretation will

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(8)      LIQUIDITY

     Based on current operations and, after accounting for anticipated cost savings through an aggressive restructuring plan and associated operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of 2000. The Company therefore will pursue additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities during the second half of 2000 to fund a combination of short-term working capital requirements and growth (see note 9).


(9)      SUBSEQUENT EVENTS

     On July 11, 2000 the Company received the remainder of the Minimum Investment Amount related to the May 2000 Stock Purchase Agreement recorded in the condensed consolidated financial statements as a common stock subscription receivable as of June 30, 2000 (see note 3). No additional amounts over the Minimum Investment Amount were paid by the investors. Accordingly, subsequent to June 30, 2000, the Company will issue a total of 590,476 shares of restricted common stock to the investors.

     In connection with the Company's aggressive restructuring plan, on August 7, 2000 the Company announced a workforce reduction of approximately 15% of its workforce. The reduction was effective immediately and included a severance package of approximately $90,000, which will be accounted for in the third quarter of 2000.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three and six-month periods ended June 30, 2000 and 1999, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                                (Rounded)                           (Rounded)
                                        For the Three Months Ended           For the Six Months Ended
                                    ----------------------------------- ----------------------------------
                                                                % OF                               % OF
                                                                 CHG                                CHG
                                                                FROM                               FROM
                                        JUNE        JUNE       1999 TO      JUNE        JUNE      1999 TO
                                      30, 2000    30, 1999      2000      30, 2000    30, 1999     2000

                                    ------------  ------------ ---------- ---------- ----------- ----------




                                                            .

Unaudited Statement of Operations
Data:
       Product sales.............   $ 3,418,000   $3,690,000    (7.4)%  $ 7,258,000   $7,334,000    (1.0)%
       Cost of sales.............     2,169,000    2,169,000     0.0      4,331,000    4,378,000    (1.1)
                                    ------------  ------------          ------------  ----------
              Gross margin......      1,249,000    1,521,000   (17.9)     2,927,000    2,956,000    (1.0)
                                    ------------  ------------          ------------  ----------


Operating Costs and Expenses:

       Selling expenses..........     1,055,000      834,000    26.5      2,216,000    1,664,000    33.2
       General and administrative       624,000      784,000   (20.4)     1,421,000    1,615,000   (12.0)
       Research and development..        57,000       38,000    50.0        152,000       64,000   137.5
                                    ------------  ------------          ------------  ----------
          Total operating costs and   1,736,000    1,656,000     4.8      3,789,000    3,343,000    13.3
            Expenses..............  ------------  ------------          ------------  ----------


Other Income (Expense), net:
       Interest expense..........      (157,000)     (273,000) (42.5)      (292,000)    (545,000)  (46.4)
       Other income (expense)....      (169,000)            -      -       (167,000)       2,000  8450.0
                                    ------------  ------------          ------------  ----------
          Net loss...............   $  (813,000)  $  (408,000) (99.3)%  $(1,321,000)  $(930,000)    42.0%
                                    ============  ============          ============  ==========

Unaudited Supplemental Information:

Revenue by product line type:
    Telecommunication headsets and
          amplifiers and telephone
          accessories               $ 1,565,000   $ 1,937,000  (19.2)%  $ 3,431,000   $3,772,000   (9.0)%
    Home storage and organization     1,336,000     1,181,000   13.1      2,721,000    2,171,000   25.3
    Flashlights..................       517,000       188,000  175.0      1,106,000      399,000  177.2
    Miscellaneous/Mass market.                -       384,000      -              -      992,000      -
                                    ------------  ------------          ------------  ----------
              Total product sales.. $  3,418,000  $  3,690,000  (7.4)%  $ 7,258,000   $7,334,000   (1.0)%
                                    ============  ============          ============  ==========


The following are explanations of significant period to period changes for the three months ended June 30, 2000 and 1999:

Revenues

     Total Product Sales. Total product sales decreased by $272,000, or 7.4%, from $3,690,000 to $3,418,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $372,000, or 19.2%, from $1,937,000 to $1,565,000 for the three months ended
June 30, 2000 compared to the three months ended June 30, 1999. This decrease was primarily attributable to a $235,000 decrease in sales of telephone shoulder rests, a decrease in sales of $78,000 in telephone accessories and a decrease in sales of telephone headsets and amplifiers of $59,000. These decreases are a result of lower sales to the Company's office supply catalogue customers. Overall gross margins in this category decreased to 53.2% from 54.8% for the three months ended June 30, 1999, as a result of the sales mix.

     Home Storage and Organization. Home storage and organization revenues increased $155,000, or 13.1%, from $1,181,000 to $1,336,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase is primarily attributable to an increase of $216,000 in the "Expand-A-Drawer" product line, and $36,000 in the Company's "Expand-A-Shelf" product line.. These increases are the results of the Company's efforts to improve the retail packaging of this product line. These increases were offset in part by a $77,000 decrease in the doorstops product line, a decrease of $13,000 in the baskets product line and $7,000 in the miscellaneous houseware products line. Overall gross margins for products in this category decreased from 36.4% to 30.9% for the three months ended June 30, 2000 when compared to June 30, 1999, as a result of an increase in the price of raw materials due to increased petroleum prices.

     Flashlights. Flashlight revenues increased $329,000, or 175.0%, from $188,000 to $517,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This increase was primarily the result of the addition of new major foreign and domestic customers as a result of a successful increase in the Company's selling and marketing efforts in this product line. Overall gross margins for products in this category decreased from 30.2% to 0.7% for the three months ended June 30, 2000 when compared to June 30, 1999, as a result of an increase in costs related to upgrading the retail packaging of this product line, as well as an increase in freight costs to expedite the delivery of the product from the Company's overseas vendors, in order to meet ship date requirements.

     Miscellaneous and Mass Market. Miscellaneous and mass market revenues decreased $384,000, from $384,000 to -0- for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This decrease was the result of the Company's decision to discontinue its efforts in this product line and the resulting December 24, 1998 agreement with Grandway China ("Grandway"). The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase approximately $1,800,000 of inventory that had been acquired by the Company and earmarked for sale to Dolgencorp. Management does not presently anticipate future significant sales in this product line.

Operating Costs and Expenses

     Selling Expenses. Selling expenses increased $221,000, or 26.5%, from $834,000 to $1,055,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This increase is due in part to an increase in salaries for sales personnel of $99,000 due to the addition of the Executive Vice President of Sales, a national sales manager for the housewares product line and a European sales manager for the flashlights product line, as well as increases in advertising expense resulting from the placement of additional pages in office product catalogues. Travel expenses increased by $32,000 and trade show expenses increased by $38,000 due to increased travel to foreign trade shows. Also, freight expenses increased by $34,000 due to increased fuel prices.

     General and Administrative Expenses. General and administrative expenses decreased $160,000, or 20.4%, from $784,000 to $624,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The decrease in general and administrative expenses was primarily the result of a decrease in legal expense of $111,000, a decrease of $30,000 in travel expenses, and a decrease in employee recruitment and education of $19,000.

     Research and Development. Research and development increased by $19,000, or 50.0%, from $38,000 to $57,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase was primarily attributable to the Company's increased research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

     Total Operating Costs and Expenses. Total operating costs and expenses increased by $80,000, or 4.8%, from $1,656,000 to $1,736,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, for the reasons discussed above.

     Interest Expense. Interest expense decreased $116,000, or 42.3%, from $273,000 to $157,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This decrease was primarily associated with the retirement of the Convertible Debentures on February 14, 2000. The normal non-cash interest that was recognized on the Convertible Debentures at 12% per annum in the three months ended June 30, 1999 was $44,000 and liquidated damages were assessed against the Company in the amount of $123,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures within the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures. These decreases were offset in part by an increase in interest expense related to the amortization of the capital lease on the Company's office building and an increase in the borrowings on the Company's line of credit.

     Other income (expense). Other income (expense) increased by $169,000 from -0- to $169,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase is due to the one time non-cash expense related to the April 4, 2000 recognition as having been previously issued of 208,000 shares of the Company's common stock. This non-cash expense is equal to the difference between the fair market value of the 208,000 shares on April 4, 2000 and the funds recovered from the settlement (see note 3 to the accompanying condensed consolidated financial statements).

     Net Loss. The net loss increased by $405,000, or 99.3%, from $408,000 to $813,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to the factors described above.

The following are explanations of significant period to period changes for the six months ended June 30, 2000 and 1999:

Revenues

     Total Product Sales. Total product sales decreased by $76,000, or 1.0%, from $7,334,000 to $7,258,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $341,000, or 9.0%, from $3,772,000 to $3,431,000 for the six months ended June
30, 2000 compared to the six months ended June 30, 1999. This decrease was primarily attributable to a $213,000 decrease in sales of telephone shoulder rests as well as a decrease in sales of $101,000 in telephone accessories and a decrease of $27,000 in sales of telephone headsets and amplifiers. These decreases are primarily a result of lower sales to the Company's office supply catalogue customers. Overall gross margins in this category remained unchanged at 55.5% for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999.

     Home Storage and Organization. Home storage and organization revenues increased $550,000, or 25.3%, from $2,171,000 to $2,721,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase is primarily attributable to an increase of $466,000 in the "Expand-A-Drawer" product line, and $149,000 in the Company's "Expand-A-Shelf" product line. These increases are the results of the Company's efforts to improve the retail packaging of this product line. These increases were offset in part by a decrease of $31,000 in the baskets product line, a $17,000 decrease in the both the doorstops product line and in the miscellaneous houseware products line. Overall gross margins for products in this category decreased from 35.4% to 34.3% for the six months ended June 30, 2000 when compared to June 30, 1999, as a result of the sales mix.

     Flashlights. Flashlight revenues increased $707,000, or 177.2%, from $399,000 to $1,106,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase was primarily the result of the addition of new major foreign and domestic customers as a result of a successful increase in the Company's selling and marketing efforts in this product line. Overall gross margins for products in this category decreased from 22.7% to 8.2% for the six months ended June 30, 2000 when compared to June 30, 1999, as a result of an increase in costs related to upgrading the retail packaging of this product line, as well as an increase in freight costs to expedite the delivery of the product from the Company's overseas vendors in order to meet sales ship date requirements.

     Miscellaneous and Mass Market. Miscellaneous and mass market revenues decreased $992,000, from $992,000 to -0- for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This decrease was the result of the Company's decision to discontinue its efforts in this product line and the resulting December 24, 1998 agreement with Grandway China ("Grandway"). The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase approximately $1,800,000 of inventory that had been acquired by the Company and earmarked for sale to Dolgencorp. Management does not presently anticipate future significant sales in this product line.

Operating Costs and Expenses

     Selling Expenses. Selling expenses increased $552,000, or 33.2%, from $1,664,000 to $2,216,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase is due in part to an increase in salaries for sales personnel of $204,000 due to the addition of the Executive Vice President of Sales, a national sales manager for the housewares product line and a European sales manager for the flashlights product line, as well as increases in advertising expense resulting from the placement of additional pages in office product catalogues. Travel expenses increased by $73,000 and trade show expenses increased by $38,000 due to increased travel to foreign trade shows. Also, freight expenses increased by $97,000 due to increased fuel prices.

     General and Administrative Expenses. General and administrative expenses decreased $194,000, or 12.0%, from $1,615,000 to $1,421,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decrease in general and administrative expenses was primarily the result of a decrease in severance pay in the amount of approximately $115,000 that was paid to the Company's former Chairman and CEO, who resigned on January 14, 1999, and the former President of the Company, who resigned effective March 17, 1999. As well as, a decrease in legal expense of $109,000, a decrease of $41,000 in travel expenses, and a decrease in employee recruitement and education of $19,000. This decrease was offset in part by increases in consulting expense of $65,000, and Directors and Officers and group health insurance premiums of $51,000.

     Research and Development. Research and development increased by $88,000, or 137.5%, from $64,000 to $152,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase was primarily attributable to the Company's increased research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

     Total Operating Costs and Expenses. Total operating costs and expenses increased by $446,000, or 13.3%, from $3,343,000 to $3,789,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, for the reasons discussed above.

     Interest Expense. Interest expense decreased $253,000, or 46.4%, from $545,000 to $292,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This decrease was primarily associated with the retirement of the Convertible Debentures on February 14, 2000. The normal non-cash interest that was recognized on the Convertible Debentures at 12% per annum in the six months ended June 30, 1999 was $88,000 and liquidated damages were assessed against the Company in the amount of $258,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures within the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures. These decreases were offset in part by an increase in interest expense related to the amortization of the capital lease on the Company's office building and an increase in the borrowings on the Company's line of credit.

     Other income (expense). Other income (expense) increased $169,000, from $2,000 to $(167,000) for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase is due to the one time non-cash expense related to the April 4, 2000 recognition as having previously been issued of 208,000 shares of the Company's common stock. This non-cash expense is equal to the difference between the fair market value of the 208,000 shares on April 4, 2000 and the monies recovered from the settlement (see note 3 to the accompanying condensed consolidated financial statements).

     Net Loss. The net loss increased by $391,000, or 42.0%, from $930,000 to $1,321,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to a combination of the factors described above.

Liquidity and Capital Resources

General

     The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facility. On May 27, 1998, the Company obtained its secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by the Company's accounts receivable and inventories. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. On March 23, 2000 the Company and its lending institution entered into a Seventh Amendment to the Credit Agreement (the "Seventh Amendment"). Pursuant to this amendment certain definitions have been modified as follows: (i) the maximum line decreased from $3,000,000 to $2,500,000; and (ii) the inventory advance rate increased from 40% to 48% of eligible inventory. Also, the Seventh Amendment changed the terms of certain of the financial covenants and ratios for the remainder of year 2000 and for 2001. At June 30, 2000 the Company was in default of certain of these covenants. On August 4, 2000 the Company and its lending institution entered into an Eighth Amendment to the Credit Agreement (the "Eighth Amendment"). Pursuant to this amendment certain definitions have been modified as follows: (i) the accounts receivable advance rate decreases from 78% to 77.5% and shall be reduced by one half of one percent on August 7, 2000 and on each Monday thereafter until such rate is equal to 70%. (ii) the interest rate on the equipment loan changes from prime plus 3 percent to prime plus 5.25 percent, (iii) the interest rate on the revolving line of credit increases from prime plus 3 percent to prime plus 5 percent, (iv) the inventory advance rate decreases to 47.5% and shall be reduced by one-half of one percent on August 7, 2000 and on each Monday thereafter until such rate is equal to 30%, and (v) the maximum line decreases from $2,500,000 to $2,200,000.

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

     On April 4, 2000 the Company recognized as having previously been issued the 208,000 shares of common stock. As a result, the Company recognized a one time non-cash expense of $169,733, which is the difference between the fair market value of the 208,000 shares on the date of such recognition, or $370,447, and the $200,714 cash received.

     June 30, 2000 Compared to December 31, 1999

     As of June 30, 2000, the Company had liquid assets (cash and cash equivalents and receivables) of $2,425,000, an increase of 24.9%, or $484,000, from December 31, 1999 when liquid assets were $1,941,000. Cash decreased $176,000, or 71.9%, to $69,000 at June 30, 2000 from $245,000 at December 31,
1999. The decrease in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general-purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. Trade accounts receivable increased $526,000, or 31.0%, to $2,222,000 at June 30, 2000 from $1,696,000 at December
31, 1999 due to the nature and timing of payments received.

     Current assets increased by $303,000, or 5.7%, to $5,623,000 at June 30, 2000 from $5,320,000 at December 31, 1999. This increase was primarily the result of an increase in trade accounts receivable of $526,000, as discussed above, and accounts receivable-other of $60,000. The increase was offset in part by a decrease in cash of $176,000, discussed above, inventory levels decreased by $143,000 primarily due to the Company's efforts to reduce inventory levels to a three months supply, and a decrease in prepaid expenses and other of $39,000.

     Long-term assets decreased $136,000, or 3.0%, to $4,332,000 at June 30, 2000 from $4,468,000 at December 31, 1999. This decrease was primarily the result of recurring depreciation expense on building and equipment, and amortization of deferred loan costs, and other intangibles.

     Current liabilities decreased by $1,311,000, or 21.5%, to $4,800,000 at June 30, 2000 from $6,111,000 at December 31, 1999. This decrease was primarily due to a decrease of $1,649,000 in convertible debentures as a result of the Company's February 14, 2000 agreement to retire the convertible debentures, as well as a decrease in accrued advertising of $171,000. These decreases were off-set in part by an increase of $460,000 in trade accounts payable as a result of the Company negotiating extended terms with some of its major suppliers, and $49,000 in short-term notes payable as a result of additional borrowings under the Company's revolving line of credit.

     The Company's working capital increased by $1,614,000, or 204.0%, to $823,000 at June 30, 2000 from ($791,000) at December 31, 1999, for the reasons described above.

     The Company used net cash of $1,032,000 in operating activities during the six months ended June 30, 2000, primarily from the net loss incurred during the period, an increase in trade accounts receivable and a decrease in accrued advertising, offset in part by decreased inventory levels and prepaid expenses as well as an increase in accounts payable.

     The Company used net cash of $121,000 in investing activities during the six months ended June 30, 2000, primarily for capital expenditures for equipment.

     The Company provided net cash of $978,000 from financing activities during the six months ended June 30, 2000. The increase was primarily due to proceeds from the issuance of common stock related to two separate private placements, proceeds from the deposit for stock issuance and from proceeds from the reissuance of common stock (see note 3) and borrowings under the Company's revolving line-of-credit, off-set in part by payments made on the retirement of the convertible debentures and payments made on long-term debt during the period.

     Based on current operations and, after accounting for anticipated cost savings through an aggressive restructuring plan and associated operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of 2000. The Company therefore will pursue additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities during the second half of 2000 to fund a combination of short-term working capital requirements and growth.

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

     On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the latter part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of June 30, 2000, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

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

Item 2.  Changes in Securities and Use of Proceeds

     In July 2000, the Company conducted a private placement of its restricted common stock to three investors pursuant to a Stock Purchase Agreement dated May 18, 2000. The closing of that private placement occurred on July 11, 2000, although funds were received by the Company in connection with that placement on various dates in May, June and July 2000. Pursuant to the private placement the Company received proceeds of $775,000, all of which was used for operating capital. The purchase price of such securities was 100% of the closing bid price of the Company's common stock, as quoted by The Nasdaq Stock Market, on May 18, 2000, the day as of which the Stock Purchase Agreement was executed. In connection with the private placement, the Company issued a total of 590,476 shares of its restricted common stock to the three investors. The Company issued such shares without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. Such shares of common stock were issued as restricted securities, and the certificates representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

         No.      Description
         ----     ------------

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

         10.16 Stock Purchase Agreement between the Company and three investors, dated as of May 18, 2000.

         27       Financial Data Schedule.

(b)    Forms 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATEC INTERNATIONAL, INC.

/s/ Frederick W. Volcansek, Sr.                      August 14, 2000
--------------------------------------               ---------------
Frederick W. Volcansek, Sr.                          Date
Chairman & Chief Executive Officer

/s/ Mark W. Sperry                                   August 14, 2000
--------------------------------------               ---------------
Chief Accounting Officer                             Date