Form 10-Q
period 2000-09-30
DYNATEC INTERNATIONAL INC
filed 2000-11-20
CIK 752208

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:    September 30, 2000


[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period from      to
                                        ----    ------------

         Commission File Number:    0-12806


                           DYNATEC INTERNATIONAL, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           UTAH                                          87-0367267
-------------------------------------       ------------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)


3820 West Great Lakes Drive
  Salt Lake City, Utah                                         84120
-------------------------------------                ---------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (801) 973-9500
                                 ---------------
                (Issuer's telephone number, including area code)

                                       N/A
            -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] yes
[ ] no

The Company had 5,837,155 shares of common stock outstanding at November 3, 2000.

The aggregate market value of voting stock held by non-affiliates of the Company at November 3, 2000 was $1,389,010.

Transitional small business disclosure format.   Yes [    ] No [X]

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999.....................................................3

         Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999.....................................5

         Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999.....................................6

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.....................................7

         Notes to Condensed Consolidated Financial Statements..................9

Item 2.   Management's Discussion and Analysis or Plan of Operation...........17



PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings..............................................25

Item 2.        Changes in Securities and Use of Proceeds......................27

Item 4.        Submission of Matters to a Vote of Security Holders............27

Item 5.        Other Information..............................................28

Item 6.        Exhibits and Reports on Form 8-K...............................28


                    Signatures................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,         December 31,
                                                                                           2000                 1999
                                                                                     -----------------    ---------------
                                                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $        70,668      $      244,755
    Trade accounts receivable, net of allowance for doubtful accounts of $22,519
       and $39,036 at September 30, 2000 and December 31, 1999, respectively               1,875,371           1,695,897
    Inventories (note 2)                                                                   2,545,302           2,963,064
    Prepaid expenses and other                                                               282,182             415,921
                                                                                     ---------------      --------------


                Total current assets                                                       4,773,523           5,319,637
                                                                                     ---------------      --------------

BUILDING AND EQUIPMENT, at cost:
    Building and improvements                                                              2,865,000           2,865,000
    Furniture, fixtures, and equipment                                                     3,963,139           3,724,808
                                                                                     ---------------      --------------
                                                                                           6,828,139           6,589,808
    Less accumulated depreciation and amortization                                         2,870,490           2,471,862
                                                                                     ---------------      --------------

                Net building and equipment                                                 3,957,649           4,117,946

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES, net (note 2)                                    161,282             194,743

DEFERRED LOAN COSTS, net of accumulated amortization of $59,614 and $40,452 at
    September 30, 2000 and December 31, 1999, respectively                                    17,032
                                                                                                                  36,194

OTHER ASSETS                                                                                 153,646             119,450
                                                                                     ---------------      --------------

                                                                                     $     9,063,132          $9,787,970
                                                                                     ===============      ==============



















      See accompanying notes to condensed consolidatedfinancial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      September 30,         December 31,
                                                                                           2000                 1999
                                                                                     ----------------     ---------------
                                                                                       (Unaudited)
CURRENT LIABILITIES:
    Short-term note payable                                                          $     1,607,242      $    1,831,622
     Convertible debentures (note 4)                                                               -           1,649,342
    Current portion of long-term debt                                                         82,500              82,500
    Current portion of capital lease obligations                                              72,648              60,739
    Accounts payable                                                                       2,245,429           1,581,463
    Accrued expenses                                                                         556,257             525,038
    Accrued advertising                                                                      157,205             300,000
    Accrued royalties payable                                                                163,270              80,150
    Stock warrant reserve (note 8)                                                            21,818                   -
                                                                                     ----------------     --------------

              Total current liabilities                                                    4,906,369           6,110,854

DEFERRED GAIN ON SALE OF ASSET                                                               235,122             244,363

LONG-TERM DEBT, net of current portion                                                        19,300              81,175

CAPITAL LEASE OBLIGATIONS, net of current portion                                          2,899,985           2,957,740
                                                                                     ----------------     ---------------

              Total liabilities                                                            8,060,776           9,394,132
                                                                                     ----------------     ---------------

STOCKHOLDERS' EQUITY (note 3):

    Common stock, $.01 par value; 100,000,000 shares authorized and 5,837,155 and 3,721,418 shares outstanding at September 30, 2000 and December 31,
       1999,

       respectively                                                                           58,372              37,214
    Treasury stock, at cost, 91,515 shares                                                  (915,150)           (915,150)
    Additional paid-in capital                                                            11,235,184           8,375,074
    Accumulated deficit                                                                   (9,376,050)         (7,103,300)
                                                                                     ----------------     ---------------

              Net stockholders' equity                                                     1,002,356             393,838
                                                                                     ----------------     ---------------

COMMITMENTS AND CONTINGENCIES
                                                                                     $     9,063,132      $    9,787,970
                                                                                     ================     ===============
















     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three months ended         Three months ended
                                                                       September 30, 2000         September 30, 1999
                                                                      --------------------       --------------------
                                                                          (Unaudited)                (Unaudited)

PRODUCT SALES                                                           $     2,076,768             $    2,415,441
COST OF SALES                                                                (1,259,970)                (1,360,190)
                                                                        ----------------            ---------------

       Gross Margin                                                             816,798                  1,055,251
                                                                        ----------------            ---------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                            867,790                    879,167
    General and administrative                                                  846,956                    834,353
    Research and development                                                     26,470                     36,818
                                                                        ----------------            ---------------

       Total operating costs and expenses                                     1,741,216                  1,750,338
                                                                        ----------------            ---------------

          Loss from operations                                                 (924,418)                  (695,087)
                                                                        ----------------            ---------------

OTHER INCOME (EXPENSE):
    Interest expense (note 4)                                                  (176,781)                  (155,474)
    Other income (expense)                                                            -                      3,105
                                                                        ----------------            ---------------

       Total other income (expense)                                            (176,781)                  (152,369)
                                                                        ----------------            ---------------

          Loss from continuing operations before income tax
              provision                                                      (1,101,199)                  (847,456)

INCOME TAX PROVISION                                                                  -                          -
                                                                        ----------------            ---------------

          Loss from continuing operations                                    (1,101,199)                  (847,456)

DISCONTINUED OPERATIONS:
    Income from operations of discontinued home storage and
       organization segment (Note 9)                                            149,718                    172,951
                                                                        ----------------            ---------------

          Net loss                                                      $      (951,481)            $     (674,505)
                                                                        ================            ===============

BASIC AND DILUTED LOSS FROM CONTINUING OPERATIONS PER SHARE
                                                                        $          (.19)            $         (.24)
                                                                        ================            ===============

BASIC AND DILUTED NET LOSS PER SHARE                                    $          (.17)            $         (.19)
                                                                        ================            ===============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                   5,675,040                  3,471,322
                                                                        ================            ===============










     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Nine months ended           Nine months ended
                                                                      September 30, 2000          September 30, 1999
                                                                     ---------------------        --------------------
                                                                          (Unaudited)                 (Unaudited)

PRODUCT SALES                                                           $     7,006,654             $     7,989,357
COST OF SALES                                                                (4,119,042)                 (4,627,259)
                                                                        ----------------            ----------------

       Gross Margin                                                           2,887,612                   3,362,098
                                                                        ---------------             ----------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                          2,563,745                   2,260,275
    General and administrative                                                2,267,330                   2,449,495
    Research and development                                                    178,790                     100,642
                                                                        ----------------            ----------------

       Total operating costs and expenses                                     5,009,865                   4,810,412
                                                                        ----------------            ----------------

          Loss from operations                                               (2,122,253)                 (1,448,314)
                                                                        ----------------            ----------------

OTHER INCOME (EXPENSE):
    Interest expense (note 4)                                                  (468,979)                   (701,321)
    Other income (expense) (note 3)                                            (167,156)                      5,462
                                                                        ----------------            ----------------

       Total other expense, net                                                (636,135)                   (695,859)
                                                                        ----------------            ----------------

          Loss from continuing operations before income tax
              provision                                                      (2,758,388)                 (2,144,173)

INCOME TAX PROVISION                                                                  -                       3,000
                                                                        ----------------            ----------------

          Loss from continuing operations                                    (2,758,388)                 (2,147,173)
                                                                        ----------------            ----------------

DISCONTINUED OPERATIONS
    Income from operations of discontinued home storage and
       organization segment (Note 9)                                            485,638                     539,350
                                                                        ----------------            ----------------

          Net loss                                                      $    (2,272,750)            $    (1,607,823)
                                                                        ================            ================

BASIC AND DILUTED LOSS FROM CONTINUING OPERATIONS PER SHARE             $          (.55)            $          (.65)
                                                                        ================            ================

BASIC AND DILUTED NET LOSS PER SHARE                                    $          (.45)            $          (.49)
                                                                        ================            ================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                   5,032,340                   3,303,371
                                                                        ================            ================









     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended          Nine months ended
                                                                                 September 30, 2000         September 30, 1999
                                                                               ----------------------     ----------------------
                                                                                    (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $     (2,272,750)          $     (1,607,823)
   Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and amortization                                                     432,660                    398,981
         Amortization of deferred loan costs                                                19,162                     19,161
         Amortization of deferred gain on sale of assets                                    (9,241)                         -
         Non-cash interest expense on convertible debentures (note 4)                            -                    308,932
         Non-cash expense on re-issuance of common stock shares (note 3)                   169,733                          -
         Non-cash interest expense on issued stock warrant (note 8)                         21,818
         Forgiveness of liquidated damages related to convertible debenture
             (note 4)                                                                      (13,523)                         -
         Loss (gain) on sale of assets                                                      (1,577)                      (881)
         Provision for losses on accounts receivable                                        20,000                     15,000
         Changes in operating assets and liabilities:
               Trade accounts receivable                                                  (199,474)                   (15,263)
               Inventories                                                                 417,762                  1,216,364
               Prepaid expenses                                                            133,739                   (185,304)
               Other assets                                                                (34,196)                    (1,687)
               Accounts payable                                                            663,966                   (134,518)
               Accounts payable - other                                                          -                     (9,000)
               Accounts payable - related party                                                  -                    (98,403)
               Accrued expenses                                                             31,219                   (239,837)
               Accrued advertising                                                        (142,795)                  (167,522)
               Accrued royalties                                                            83,120                     (5,440)
                                                                                  -----------------          -----------------
                  Net cash used in operating activities                                   (680,377)                  (507,240)
                                                                                  -----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale of assets                                                       2,600                     26,124
  Purchases of furniture, fixture and equipment                                           (237,703)                  (224,179)
                                                                                  -----------------         ------------------
                  Net cash used in investing activities                                   (235,103)                  (198,055)
                                                                                  -----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                                             (224,380)                 1,114,054
  Net payments on long-term debt                                                           (61,875)                  (249,508)
  Net payments on capital lease obligations                                                (48,066)                   (19,839)
  Payment to retire convertible debenture (note 4)                                      (1,500,000)                         -
  Proceeds from  the issuance of common stock related to private
    placement (note 3)                                                                   2,375,000                          -
  Proceeds from re-issuance of common stock (note 3)                                       200,714                          -
                                                                                  -----------------          -----------------
                  Net cash provided by financing activities                                741,393                    844,707
                                                                                  -----------------          -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (174,087)                   139,412

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       244,755                      2,268
                                                                                  -----------------          -----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $         70,668           $        141,680
                                                                                  =================          =================





     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                             Nine months ended         Nine months ended
                                                                             September 30, 2000        September 30, 1999
                                                                           ----------------------    ----------------------
                                                                                (Unaudited)               (Unaudited)
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                    $        447,893          $        414,612

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Building and equipment acquired under capital leases                                 2,220                    99,463

    Conversion of Convertible Debentures and accrued interest for
         common stock                                                                  135,819                   218,680

    Issuance of 500,000 shares of restricted stock                                           -                 1,000,000






































     See accompanying notes to condensed consolidated financial statements.

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a manufacturer and distributor of consumer products comprising the following major product lines: telecommunication headsets and amplifiers and telephone accessories, home storage and organization, and flashlights. Dynatec is located in Salt Lake City, Utah. The Company conducts most of its operations through its wholly owned subsidiaries: Softalk, Inc., Nordic Technologies, Inc., and SofTalk Communications, Inc., and in the case of its home organization product line, an unincorporatted division operated under the name "Neat Things!". Unless specified to the contrary herein, references to Dynatec or to the Company refer to the Company and its subsidiaries and divisions on a consolidated basis.

     The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2000.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

     Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, home storage and organization, and flashlights as of September 30, 2000 and December 31, 1999, respectively, are summarized as follows:


                                             September 30,        December 31,
                                                 2000                1999
                                           -----------------    ---------------
                   Raw materials.......    $       1,076,248    $       886,377
                   Work-in-Process.....              163,311            135,931
                   Finished Goods......            1,305,743          1,940,756
                                           -----------------    ---------------
                                           $       2,545,302    $     2,963,064
                                           =================    ===============

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     In calculating net loss per share for the nine months ended September 30, 2000, and 1999, warrants and options to purchase 757,000 and 1,556,000 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Transworld Products, Inc. (Transworld) on July 15, 1999. The goodwill is being amortized using the straight-line basis over two years. The balance as of September 30, 2000 and December 31, 1999 was as follows:

                                                      2000           1999
                                                   -----------    -----------
             Goodwill                              $    34,306    $    34,306
             Less accumulated amortization              21,441          8,576
                                                   -----------    -----------
                                                   $    12,865    $    25,730
                                                   ===========    ===========

(3)      STOCKHOLDERS' EQUITY

     On February 23, 2000 the Company completed a private placement of its restricted common stock to seven offshore investors. The private placement was accomplished pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company and the investors dated as of February 11, 2000. Under the Stock Purchase Agreement, the Company issued a total of 1,222,811 shares of restricted common stock. The consideration paid by the investors was the greater of (i) $1.00 per share or (ii) 100% of the average of the closing bid prices of the Company's common stock as quoted by the Nasdaq Stock Market for the five trading days immediately preceding the date the investors paid the purchase price or any portion thereof. The total proceeds to the Company from the private placement were $1,600,000.

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

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3)       STOCKHOLDERS' EQUITY-(continued)

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

     On April 4, 2000 the Company recognized as having been previously issued the 208,000 shares of common stock. As a result, the Company recognized a one time non-cash expense of $169,733, which is the difference between the fair market value of the 208,000 shares as of the date of such recognition, or $370,447, and the $200,714 cash received.

     On May 18, 2000 the Company entered into a Stock Purchase Agreement (the "May 2000 Stock Purchase Agreement") with three offshore investors. Under the May 2000 Stock Purchase Agreement, the offshore investors agreed to purchase and acquire from the Company shares of the Company's common stock, having an aggregate purchase price of at least $775,000 (the "Minimum Investment Amount") and a maximum aggregate purchase price of $1,000,000. The number of shares issuable to the investors in consideration of their payment of the purchase price was calculated as follows (i) as to the Minimum Investment Amount, by dividing the total dollar amount of the Minimum Investment Amount paid to the Company as of closing, by $1.3125, which was 100% of the fair market value of the Company's common stock as of the date of the May 2000 Stock Purchase Agreement, and (ii) as to any additional amount invested over the Minimum Investment Amount, by dividing the total dollar amount of such additional amount paid to the Company by 100% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the date of actual payment of such additional amount. The Company received $700,000 of the Minimum Investment Amount in the second quarter and the remainder of the Minimum Investment Amount was received by July 11, 2000. Accordingly, the Company issued a total of 590,476 shares of restricted common stock to the investors.

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

     In addition to the sale of the Convertible Debentures, under the Credit Agreement, the Company also obtained the right to use a "put" mechanism to periodically draw down up to $10,000,000 of additional equity capital (the "Equity Line"). Under the terms of the Credit Agreement, the Company was obligated to draw down a minimum of $1,000,000 of the Equity Line, and all amounts were to have been drawn in increments of not less than $50,000. In return for the payment of additional capital under the Equity Line, the Company would have been required to issue shares of its common stock at a per share purchase price equal to 80% of the average of the three lowest closing bid

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT (Continued)

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

                                                  Placement          Exercise
                               Investors            Agent             Price
                            ---------------     --------------    -------------
   Series A Warrants.....       150,000            150,000            $6.50
   Series B Warrants.....       150,000            300,000            $7.15


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

     The Company and the holders of the Convertible Debentures executed a Convertible Debenture Retirement Agreement dated as of February 1, 2000, and which closed on February 23, 2000 (the "Retirement Agreement"). Under the
Retirement Agreement, and in exchange for payment to the holders of the Convertible Debentures, pro rata, of $1,500,000 cash, the holders agreed to surrender for cancellation all but a small portion of the then unconverted
Convertible Debentures, to surrender for cancellation all of the A and B warrants that were issued under the Credit Agreement, and otherwise terminate all of the obligations of either party under the Credit Agreement. At the closing of the Retirement Agreement, the holders agreed to convert the remaining portion of the principal amount of the Convertible Debentures into that number of shares that would have been issuable had such portion been converted as of

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(4)      CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT (Continued)

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

                                                                    (Rounded)                             (Rounded)
                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $    1,440,000     $   1,700,000      $   4,871,000     $   5,472,000
Flashlights......................................               381,000           501,000          1,487,000           900,000
Hardware/Houseware...............................               256,000           214,000            649,000           625,000
Mass Market......................................                     -                 -                  -           992,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $    2,077,000     $   2,415,000      $   7,007,000     $   7,989,000
                                                         ===============    ==============     ==============    ==============



                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     --------------------------------
OPERATING LOSS:                                               2000              1999               2000               1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $     (354,000)    $    (331,000)     $    (631,000)    $    (807,000)
Flashlights......................................              (444,000)         (327,000)        (1,251,000)         (557,000)
Hardware/Houseware...............................              (126,000)          (37,000)          (240,000)          (90,000)
Mass Market......................................                     -                 -                  -             6,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $     (924,000)    $    (695,000)     $  (2,122,000)    $  (1,448,000)
                                                         ===============    ==============     ==============    ==============


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     --------------------------------
DEPRECIATION AND AMORTIZATION:                                2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $       94,000     $     100,000      $     271,000     $     250,000
Flashlights......................................                27,000            29,000             79,000            73,000
Hardware/Houseware...............................                17,000            24,000             52,000            55,000
Discontinued Operations..........................                12,000             7,000             31,000            21,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $      150,000     $     160,000      $     433,000     $     399,000
                                                         ===============    ==============     ==============    ==============

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)      BUSINESS SEGMENT INFORMATION (Continued)

Information as to the assets and capital expenditures of Dynatec International, Inc. is as follows:

                                                            SEPTEMBER 30,            DECEMBER 31,
ASSETS:                                                          2000                   1999
----------------------------------------------------     --------------------     ------------------
Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................        $         4,364,000      $       4,973,000
Flashlights......................................                  1,854,000              1,861,000
Hardware/Houseware...............................                    653,000                813,000
Discontinued Operations..........................                  1,669,000              1,324,000
                                                         --------------------     ------------------
       Total assets for reportable segments......                  8,540,000              8,971,000

Other assets not allocated to segments...........                    523,000                817,000
                                                         --------------------     ------------------
       Total.....................................        $         9,063,000      $       9,788,000
                                                         ====================     ==================

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     --------------------------------
CAPITAL EXPENDITURES:                                         2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
Telecommunication Headsets and Amplifiers and

     Telephone Accessories.......................        $        8,000     $      56,000      $      65,000     $     120,000
Flashlights......................................                     -            17,000             19,000            25,000
Hardware/Houseware...............................                     -                 -                  -                 -
Discontinued Operations..........................               106,000            44,000            154,000            79,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $      114,000     $     117,000      $     238,000     $     224,000
                                                         ===============    ==============     ==============    ==============


Information as to the Company's operations in different geographical areas is as follows:

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     2000              1999               2000               1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
United States....................................        $    1,990,000     $   2,350,000      $   6,705,000     $   7,849,000
Other (1)........................................                87,000            65,000            302,000           140,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................        $    2,077,000     $   2,415,000      $   7,007,000     $   7,989,000
                                                         ===============    ==============     ==============    ==============

(1)      Includes Canada, Europe and other miscellaneous.


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     --------------------------------
OPERATING LOSS:                                               2000              1999               2000              1999
-----------------------------------------------------    ---------------    --------------     --------------    --------------
United States....................................              (924,000)         (695,000)        (2,122,000)       (1,448,000)
                                                         ===============    ==============     ==============    ==============


                                                SEPTEMBER 30, 2000       DECEMBER 31, 1999

ASSETS:

------------------------------------------     ---------------------    --------------------
United States..........................        $          8,759,000     $         9,418,000
Asia...................................                     304,000                 370,000
                                               ---------------------    --------------------

       Total...........................        $          9,063,000     $         9,788,000
                                               =====================    ====================

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (6)     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company intends to adopt SFAS 133 by January 1, 2001. The impact of adopting SFAS 133 is not anticipated to be material to the financial statements.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB 101 explains the staff's general framework for revenue recognition. The Company will incorporate the guidance of SAB 101 in the fourth quarter of fiscal 2000. The Company continues to evaluate the impact, if any, of SAB 101 and subsequent interpretations of SAB 101 on the Company's policies and procedures.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" (FIN No.
44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. Management does not believe that the interpretation will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(7)      LIQUIDITY

     Based on current operations and, after accounting for anticipated cost savings through an aggressive restructuring plan and associated operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of 2000. The Company therefore will pursue additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities during the last quarter of 2000 to fund a combination of short-term working capital requirements and growth. The Company intends to sell the assets of one or more of its operating subdivisions in an effort to streamline and restructure the Company's business operations and to provide operating capital. If the Company is not able to meet its ongoing cash requirements, it may have to curtail some or all of its operations, or seek protection under bankruptcy laws.

(8)      STOCK WARRANT

     On August 4, 2000, the Company issued a warrant to purchase 43,636 shares of the Company's restricted common stock to Wells Fargo Business Credit, Inc. ("Lender"). Lender accepted the warrant in lieu of payment by the Company's Nordic Technologies, Inc. and Softalk, Inc., subsidiaries of a portion of an accommodation fee payable by those subsidiaries as consideration for Lender's renegotiation of certain provisions of the Credit Agreement between Lender and those subsidiaries. The warrant is exercisable at any time prior to the termination date under the Credit Agreement. No consideration is payable by Lender upon exercise of the warrant. As a result, the Company recognized non-cash interest expense of $21,818.

                           DYNATEC INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (9)     SUBSEQUENT EVENTS

     During the period ended September 30, 2000, the Company began investigating potential sales of one or more of its business divisions or subsidiaries in an effort to streamline and restructure its operations to provide more strategicfocus on core competencies. The Company has engaged in negotiations with multiple potential purchasers of its home organization and storage products, which are being manufactured and sold under the names "Neat Things!" and "Expandables". The primary products in this line are expandable drawer and closet organizers made of injection-molded plastic. As of the date of this report, no definitive agreement for the sale of such assets has been executed. Nevertheless, management has the requisite authority and intent to sell its home organization and storage product line and has determined to report the results of that product line as discontinued operations in the accompanying financial statements. There can be no assurance that the Company will, in fact, consummate any sale of any of its assets.

         ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three and nine-month periods ended September 30, 2000 and 1999, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                                 (Rounded)                           (Rounded)
                                         For the Three Months Ended          For the Nine Months Ended
                                    ----------------------------------- ------------------------------------
                                                                 % OF                                 % OF
                                                                  CHG                                  CHG
                                                                 FROM                                 FROM
                                     SEPTEMBER    SEPTEMBER     1999 TO   SEPTEMBER   SEPTEMBER      1999 TO
                                      30,2000     30, 1999        2000    30, 2000    30, 1999         2000
                                    ------------- -----------  ---------- ----------- -----------    ---------

Unaudited Statement of Operations
Data:

       Product sales.............   $  2,077,000  $2,415,000   (14.0)%  $  7,007,000  $ 7,989,000   (12.3)%
       Cost of sales.............      1,260,000   1,360,000    (7.4)      4,119,000    4,627,000   (11.0)
                                    ------------- -----------           ------------- ------------
               Gross margin......        817,000   1,055,000   (22.6)      2,888,000    3,362,000   (14.1)
                                    ------------- -----------           ------------- ------------


Operating Costs and Expenses:

       Selling expenses..........        868,000     879,000    (1.3)      2,564,000    2,260,000    13.5
       General and administrative        847,000     834,000     1.6       2,267,000    2,449,000    (7.5)
       Research and development..         26,000      37,000   (29.7)        179,000      101,000    77.2
                                    ------------- -----------           ------------- -------------
          Total operating costs
          and Expenses...........      1,741,000   1,750,000    (0.5)      5,010,000    4,810,000     4.2
                                    ------------- -----------           ------------- ------------

Other Income (Expense), net:
       Interest expense..........       (177,000)   (155,000)   14.2        (469,000)    (701,000   (33.1)
       Other income (expense)....             -        3,000       -        (167,000)       2,000 (8450.0)
                                    ------------- -----------           ------------- ------------
         Total  other income
          (expense)                     (177,000)   (152,000)   16.4        (636,000)    (699,00)    (9.0)

         Loss from continuing
         operations                   (1,101,000)   (847,000)   30.0      (2,758,000)  (2,147,000    28.5
                                    ------------- -----------           ------------- ------------

Discontinued Operations:
    Income from discontinued
    operations                           150,000     173,000   (13.3)        486,000      539,000   (10.0)

           Net loss..............   $   (951,000) $ (674,000)   41.1%   $ (2,272,000) $(1,608,000)   41.3%
                                    ============= ===========           ============= ============

Revenue by product line type:

    Telecommunication headsets and
      amplifiers and telephone
      accessories                   $  1,440,000  $1,700,000   (15.3)%  $  4,871,000  $ 5,472,000   (11.0)%
    Flashlights..................        381,000     501,000   (24.0)      1,487,000      900,000    65.2
    Hardware/houseware...........        256,000     214,000   (19.6)        649,000      625,000     3.8
    Mass market..................              -           -       -               -      992,000       -
                                    ------------- -----------           ------------- ------------
       Total product sales......    $  2,077,000  $2,415,000    (9.0)%  $  7,007,000  $ 7,989,000   (12.3)%
                                    ============= ===========           ============= ============



The following are explanations of significant period to period changes for the three months ended September 30, 2000 and 1999:

Revenues

     Total Product Sales. Total product sales decreased by $338,000, or 14.0%, from $2,415,000 to $2,077,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $260,000, or 15.3%, from $1,700,000 to $1,440,000 for the three months ended
September 30, 2000 compared to the three months ended September 30, 1999. This decrease was primarily attributable to a decrease in sales of telephone headsets and amplifiers of $185,000, a decrease in sales of $39,000 in telephone accessories and a $36,000 decrease in sales of telephone shoulder rests. These decreases are a result of lower sales to the Company's office supply catalogue customers. Overall gross margins in this category increased to 56.2% from 55.1% for the three months ended September 30, 1999, as a result of the sales mix.

     Flashlights. Flashlight revenues decreased $120,000, or 24.0%, from $501,000 to $381,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Overall gross margins for products in this category decreased from 17.6% to (9.1)% for the three months ended
September 30, 2000 when compared to September 30, 1999, as a result of an increase in costs related to upgrading the retail packaging of this product line, as well as an increase in freight costs to expedite the delivery of the product from the Company's overseas vendors, in order to meet ship date requirements.

     Hardware/Houseware. Hardware/Houseware revenues increased $42,000, or 19.6%, from $214,000 to $256,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase is attributable to an increase in the Company's doorstops product line. Overall gross margins for products in this category increased from 13.8% to 16.5% for the three months ended September 30, 2000 when compared to September 30, 1999.

Operating Costs and Expenses

     Selling Expenses. Selling expenses decreased $11,000, or 1.3%, from $879,000 to $868,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This decrease is due in part to a decrease of $33,000 in commissions paid to outside sales reps, as well as a decrease in consulting fees of $76,000. The decrease was offset in part by an increase in salaries for sales personnel of $66,000 due to the addition of the Executive Vice President of Sales and a European sales manager for the flashlights product line, as well as increases in freight expenses of $22,000 due to increased fuel prices.

     General and Administrative Expenses. General and administrative expenses increased $13,000, or 1.6%, from $834,000 to $847,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in general and administrative expenses was primarily the result of an increase in severance pay in the amount of approximately $83,000 that was paid to the Company's former Chief Financial Officer and Vice President of Operations in connection with the Company's workforce reduction on August 11, 2000. The increase was offset in part by a decrease of $21,000 in travel expenses, and a decrease in employee recruitment, relocation and education of $27,000 and a $16,000 decrease in temporary help.

     Research and Development. Research and development decreased by $11,000, or 29.7%, from $37,000 to $26,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The decrease was primarily attributable to the Company's completion of its research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

     Total Operating Costs and Expenses. Total operating costs and expenses decreased by $9,000, or 0.5%, from $1,750,000 to $1,741,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, for the reasons discussed above.

     Interest Expense. Interest expense increased by $22,000, or 14.2% from $155,000 to $177,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This increase is attributable to the $22,000 non-cash interest expense related to a warrant issued on August 4, 2000 in lieu of fees paid to the Company's lending institution (see note 8 to the accompanying condensed consolidated financial statements).

     Other income (expense). Other income (expense) decreased by $3,000 from $3,000 to -0- for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     Net Loss from continuing operations. The net loss from continuing operations increased by $254,000, or 30.0%, from $847,000 to $1,101,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 due to the factors described above.

The following are explanations of significant period to period changes for the nine months ended September 30, 2000 and 1999:

Revenues

     Total Product Sales. Total product sales decreased by $982,000, or 12.3%, from $7,989,000 to $7,007,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $601,000, or 11.0%, from $5,472,000 to $4,871,000 for the nine months ended
September 30, 2000 compared to the nine months ended September 30, 1999. This decrease was primarily attributable to a $251,000 decrease in sales of telephone shoulder rests as well as a decrease in sales of $136,000 in telephone accessories and a decrease of $214,000 in sales of telephone headsets and amplifiers. These decreases are primarily a result of lower sales to the Company's office supply catalogue customers. Overall gross margins in this category increased to 55.7% from 55.4% for the nine months ended September 30, 2000 when compared to September 30, 1999, as a result of the sales mix.

     Flashlights. Flashlight revenues increased $587,000, or 65.2%, from $900,000 to $1,487,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase was primarily the result of the addition of new major foreign and domestic customers as a result of a successful increase in the Company's selling and marketing efforts in this product line. Overall gross margins for products in this category decreased from 19.9% to 3.8% for the nine months ended September 30, 2000 when compared to September 30, 1999, as a result of an increase in costs related to upgrading the retail packaging of this product line, as well as an increase in freight costs to expedite the delivery of the product from the Company's overseas vendors in order to meet sales ship date requirements.

     Hardware/Houseware. Hardware/Houseware revenues increased $24,000, or 3.8%, from $625,000 to $649,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase is attributable to an increase in the doorstop product line . Overall gross margins for products in this category decreased from 23.3% to 18.3% for the nine months ended September 30, 2000 when compared to September 30, 1999.

     Mass Market. Mass market revenues decreased $992,000, from $992,000 to -0-for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decrease was the result of the Company's decision to discontinue its efforts in this product line and the resulting December 24, 1998 agreement with Grandway China ("Grandway"). The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase approximately $1,800,000 of inventory that had been acquired by the Company and earmarked for sale to Dolgencorp. Management does not presently anticipate future significant sales in this product line.

Operating Costs and Expenses

     Selling Expenses. Selling expenses increased $304,000, or 13.5%, from $2,260,000 to $2,564,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase is due in part to an increase in salaries for sales personnel of $268,000 due to the addition of an Executive Vice President of Sales and a European sales manager for the flashlights product line, as well as increases in advertising expense resulting from the placement of additional pages in office product catalogues. Travel expenses increased by $72,000 due to increased travel to foreign trade shows. Also, freight expenses increased by $73,000 due to increased fuel prices.

     General and Administrative Expenses. General and administrative expenses decreased $182,000, or 7.5%, from $2,449,000 to $2,267,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The decrease in general and administrative expenses was primarily the result of a decrease in legal expense of $87,000, a decrease of $63,000 in travel expenses, and a decrease in employee recruitment and education of $35,000. This decrease was offset in part by increases in consulting expense of $53,000, and Directors and Officers and group health insurance premiums of $66,000.

     Research and Development. Research and development increased by $78,000, or 77.2%, from $101,000 to $179,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase was primarily attributable to the Company's increased research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

     Total Operating Costs and Expenses. Total operating costs and expenses increased by $200,000, or 4.2%, from $4,810,000 to $5,010,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, for the reasons discussed above.

     Interest Expense. Interest expense decreased $232,000, or 33.1%, from $701,000 to $469,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decrease was primarily associated with the retirement of the Convertible Debentures on February 23, 2000. The normal non-cash interest that was recognized on the Convertible Debentures at 12% per annum in the nine months ended September 30, 1999 was $128,000 and liquidated damages were assessed against the Company in the amount of $258,000 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures within the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures. These decreases were offset in part by an increase in interest expense related to a warrant issued on August 4, 2000 in lieu of fees paid to the Company's lending institution (see note 8 to the accompanying condensed consolidated financial statements), as well as the amortization of the capital lease on the Company's office building and an increase in the interest rate on borrowings under the Company's line of credit.

     Other income (expense). Other income (expense) increased $169,000, from $2,000 to $(167,000) for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase is due to the one time non-cash expense related to the April 4, 2000 recognition as having been previously issued of 208,000 shares of the Company's common stock. This non-cash expense is equal to the difference between the fair market value of the 208,000 shares on April 4, 2000 and the funds recovered from the settlement (see note 3 to the accompanying condensed consolidated financial statements).

     Net Loss from continuing operations. The net loss from continuing operations increased by $611,000, or 28.5%, from $2,147,000 to $2,758,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to a combination of the factors described above.

Liquidity and Capital Resources

General

     The Company's principal sources of liquidity are cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facility. On May 27, 1998, the Company obtained its secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. The credit facility is secured by the Company's accounts receivable and inventories. The note underlying the revolving credit line is due May 26, 2001. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. As of September 30, 2000 the Company was in default of certain of these covenants. On August 4, 2000 the Company and its lending institution entered into an Eighth Amendment to the Credit Agreement (the "Eighth Amendment"). Pursuant to this amendment certain definitions have been modified as follows: (i) the accounts receivable advance rate decreases from 78% to 77.5% and shall be reduced by one half of one percent on August 7, 2000 and on each Monday thereafter until such rate is equal to 70%. (ii) the interest rate on the equipment loan changes from prime plus 3 percent to prime plus 5.25 percent, (iii) the interest rate on the revolving line of credit increases from prime plus 3 percent to prime plus 5 percent, (iv) the inventory advance rate decreases to 47.5% and shall be reduced by one-half of one percent on August 7, 2000 and on each Monday thereafter until such rate is equal to 30%, and (v) the maximum line decreases from $2,500,000 to $2,200,000.

     On May 22, 1998, the Company sold Convertible Debentures in the aggregate principal amount of $1,500,000. The Convertible Debentures were convertible into the Company's common stock at the lesser of: (i) 75% of the average of the three lowest closing bid prices of the common stock as quoted on the Nasdaq SmallCap Market during the 22 trading-day period immediately preceding the conversion date or (ii) $6.50.

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

     To allow the Company to consummate the transactions contemplated by the Retirement Agreement, the Company completed a private placement of its restricted common stock to seven offshore investors. The private placement was accomplished pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company and the investors dated as of February 11, 2000, which closed on February 23, 2000. Under the Stock Purchase Agreement, the
Company issued a total of 1,222,811 shares of restricted common stock. The consideration paid by the investors was the greater of (i) $1.00 per share or
(ii) 100% of the average of the closing bid prices of the Company's common stock as quoted by the Nasdaq Stock Market for the five trading days immediately preceding the date the investors paid the purchase price or any portion thereof. The total proceeds to the Company from the private placement were $1,600,000, of which $1,500,000 was used to close the Retirement Agreement, and $100,000 was used for general corporate purposes.

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

     On May 18, 2000 the Company entered into a Stock Purchase Agreement (the "May 2000 Stock Purchase Agreement") with three offshore investors. Under the May 2000 Stock Purchase Agreement, the offshore investors agreed to purchase and acquire from the Company shares of the Company's common stock, having an aggregate purchase price of at least $775,000 (the "Minimum Investment Amount") and a maximum aggregate purchase price of $1,000,000. The number of shares issuable to the investors in consideration of their payment of the purchase price was calculated as follows (i) as to the Minimum Investment Amount, by dividing the total dollar amount of the Minimum Investment Amount paid to the Company as of closing, by $1.3125, which was 100% of the fair market value of the Company's common stock as of the date of the May 2000 Stock Purchase Agreement, and (ii) as to any additional amount invested over the Minimum Investment Amount, by dividing the total dollar amount of such additional amount paid to the Company by 100% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the date of actual payment of such additional amount. The Company received $700,000 of the Minimum Investment Amount in the second quarter and the remainder of the Minimum Investment Amount was received by July 11, 2000. Accordingly, the Company issued a total of 590,476 shares of restricted common stock to the investors

September 30, 2000 Compared to December 31, 1999

     As of September 30, 2000, the Company had liquid assets (cash and cash equivalents and receivables) of $1,946,000, an increase of 0.3%, or $5,000, from December 31, 1999 when liquid assets were $1,941,000. Cash decreased $174,000, or 71.0%, to $71,000 at September 30, 2000 from $245,000 at December 31, 1999.
The decrease in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general-purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. Trade accounts receivable increased $179,000, or 10.6%, to $1,875,000 at September 30, 2000 from $1,696,000 at
December 31, 1999 due to the nature and timing of payments received.

     Current assets decreased by $546,000, or 10.3%, to $4,774,000 at September 30, 2000 from $5,320,000 at December 31, 1999. This decrease was primarily the result of a decrease in cash of $174,000, discussed above, a decrease in inventory levels of $418,000 primarily due to the Company's efforts to reduce inventory levels to a three months supply, and a decrease in prepaid expenses and other of $134,000. This decrease was offset in part by an increase in trade accounts receivable of $179,000, as discussed above.

     Long-term assets decreased $178,000, or 4.0%, to $4,290,000 at September 30, 2000 from $4,468,000 at December 31, 1999. This decrease was primarily the result of recurring depreciation expense on building and equipment, and amortization of deferred loan costs, and other intangibles.

     Current liabilities decreased by $1,795,000, or 29.4%, to $4,906,000 at September 30, 2000 from $6,111,000 at December 31, 1999. This decrease was primarily due to a decrease of $1,649,000 in convertible debentures as a result of the Company's February 23, 2000 agreement to retire the convertible debentures, as well as a decrease in accrued advertising of $143,000 and a decrease of $224,000 in short-term notes payable as a result of payments made under the company's revolving line of credit. These decreases were off-set in part by an increase of $664,000 in trade accounts payable as a result of the Company negotiating extended terms with some of its major suppliers and extending payments beyond terms with many of the Company's vendors.

     The Company's working capital deficit decreased by $658,000, or 83.2%, to ($133,000) at September 30, 2000 from ($791,000) at December 31, 1999, for the reasons described above.

     The Company used net cash of $680,000 in operating activities during the nine months ended September 30, 2000, primarily from the net loss incurred during the period, an increase in trade accounts receivable and a decrease in accrued advertising, offset in part by decreased inventory levels and prepaid expenses as well as an increase in accounts payable.

     The Company  used net cash of $235,000 in investing  activities  during the
nine  months  ended  September  30,  primarily  for  capital   expenditures  for
equipment.

     The Company provided net cash of $741,000 from financing activities during the nine months ended September 30, 2000. The increase was primarily due to proceeds from the issuance of common stock related to two separate private placements and from proceeds from the re-issuance of common stock, off-set in part by payments made on the retirement of the convertible debentures, payments made on long-term debt, and payments made on the Company's revolving line-of-credit.

     Based on current operations and, after accounting for anticipated cost savings through an aggressive restructuring plan and associated operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of 2000. The Company therefore will pursue additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities during the last quarter of 2000 to fund a combination of short-term working capital requirements and growth. The Company intends to sell the assets of one or more of its operating subdivisions in an effort to streamline and restructure the Company's business operations and to provide operating capital. If the Company is not able to meet its ongoing cash requirements, it may have to curtail some or all of its operations, or seek protection under bankruptcy laws.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 4, 2000, the Company filed suit (the "Utah WAC Action") against WAC Research, Inc., a Utah corporation ("WAC"), in Utah state court in Salt Lake City, Utah. WAC is a corporation fifty percent of which is owned by Donald M. Wood ("Wood"), the Company's former Chairman and Chief Executive Officer. The dispute with WAC arose out of a series of royalty agreements between the Company and WAC dated in 1990 and 1998 that purported to obligate the Company to pay perpetual royalties to WAC on sales of products in the Company's telephone accessories product line. In return for this perpetual royalty (which the Company has paid for approximately 10 years) WAC purported to assign and grant to the Company the intellectual property rights underlying certain of the Company's Softalk products. At the times the WAC agreements were negotiated, Wood controlled both WAC and the Company. The Company amended its complaint in the Utah WAC Action on August 29, 2000 and on October 19, 2000. After WAC filed its own complaint in state court in Phoenix, Arizona (the "Arizona WAC Action") on October 6, 2000, the Company served process in the Utah WAC Action. The Company's complaint in the Utah WAC Action, as amended to date, seeks the court's declaration that no further royalties are owed by the Company to WAC because, among other reasons, (i) WAC never had any interest in or to any of the intellectual property rights underlying the Company's Softalk products, (ii) WAC breached its representations and warranties of ownership as to such intellectual property rights as set forth in the WAC agreements, (iii) patents covering certain of the key products in the Company's Softalk product line have expired, and such products are not otherwise covered by enforceable copyrights or other intellectual property rights, (iv) the Company owns all trademark rights with respect to its Softalk products, (v) WAC has no right to continue forcing the Company to pay royalties under expired patents, (vi) WAC's ongoing attempts to enforce the WAC royalty agreements constitute patent misuse, and (vii) as a consequence of WAC's patent misuse, WAC is liable to the Company for royalties paid under a 1998 agreement between WAC and the Company. The complaint in the Utah WAC Action also includes claims for damages stemming from WAC's alleged patent misuse, failure of consideration, unjust enrichment and additional declaratory relief. WAC's complaint in the Arizona WAC Action alleges that WAC made unspecified loans to the Company that were never repaid, and that the Company is in breach of its royalty payment obligations under the WAC royalty agreements. In the Arizona WAC Action, WAC seeks declaratory judgment that the Company is required prospectively to pay royalties under the WAC agreements and for money damages in the amount of $308,841. The Company has moved to dismiss the Arizona WAC Action for lack of jurisdiction or, in the alternative to stay the Arizona WAC Action pending a resolution of the Utah WAC Action. The Company intends to vigorously prosecute the Utah WAC Action and defend the Arizona WAC Action.

     On February 22, 1999, the Company received a demand letter from counsel for Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"). In the letter, Mag accused the Company's subsidiary, Nordic Technologies, Inc. ("Nordic"), of infringing certain of Mag's patents and committing false advertising and unfair competition. Attached to the demand letter was a copy of a complaint filed in the U.S. District Court for the Central District of California on February 19, 1999. During the second quarter of 1999, Mag and the Company agreed to attempt to settle the dispute and, agreed that pending such discussions, the complaint would be dismissed without prejudice upon the joint stipulation of the parties, with Mag having the express right to refile the complaint in the same court and venue. No settlement was ever reached. On October 30, 2000, Mag filed and subsequently served a new complaint in the same federal district court. The new Mag complaint alleges that Nordic has infringed two patents and related trademarks owned by Mag, and also has engaged in unfair competition arising out of Nordic's alleged use of a flashlight design that is confusingly similar to the shape, style and overall appearance of Mag's miniature "AA" light, all in violation of various provisions of federal and California state law. Mag seeks unspecified money damages, punitive damages and injunctive relief. The Company does not believe that any of Nordic's flashlight products have infringed any patents or trademarks of Mag, and intends to vigorously defend the suit.

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

     On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the latter part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of September 30, 2000, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

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

Item 2.  Changes in Securities and Use of Proceeds

         2(c)     Recent Sales of Unregistered Securities.

     On August 4, 2000, the Company issued a warrant to purchase 43,636 shares of the Company's restricted common stock to Wells Fargo Business Credit, Inc. ("Lender"). Lender accepted the warrant in lieu of payment by the Company's Nordic Technologies, Inc. and Softalk, Inc., subsidiaries of a portion of an accommodation fee payable by those subsidiaries as consideration for Lender's renegotiation of certain provisions of the Credit Agreement between Lender and those subsidiaries. The warrant is exercisable at any time prior to the termination date under the Credit Agreement. No consideration is payable by Wells Fargo upon exercise of the warrant. The Company did not register the warrant and would not register any shares of common stock issued upon exercise of the warrant in reliance on the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933 (the "Securities Act") and the rules and regulations promulgated thereunder, including without limitation Rule 506 of Regulation D. The warrant is imprinted, and the certificates representing any shares of common stock issued upon exercise thereof will be imprinted, with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

Item 4.  Submission of Matters To A Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on July 31, 2000, and adjourned to August 7, 2000, the shareholders of the Company voted on the following three proposals:

         Proposal 1 - To elect the following four directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified: Frederick W. Volcansek, Sr., Wayne L. Berman, John P. Schmitz, and Reed Newbold.

         Proposal 2 - To approve the Board of Directors' selection of KPMG LLP as the Company's independent public accountants to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2000.

         Proposal 3 - To ratify and approve the Company's 1999 Incentive Stock Option Plan, as amended to date, under which certain employees, officers, directors and consultants have received or may receive options to purchase shares of the Company's common stock.

Voting results were as follows:

                               For                 Against          Abstain

         Proposal 1:
           Mr. Volcansek       3,081,201           15,477           0
           Mr. Berman          3,081,246           15,432           0
           Mr. Schmitz         3,081,246           15,432           0
           Mr. Newbold         3,081,246           15,432           0

                               For                 Against          Abstain
         Proposal 2            3,095,069           641              968


                               For                 Against          Abstain             Not Voted
         Proposal 3            1,411,851           18,534           6,440               1,659,853


Item 5.  Other Information

     The Company's common stock is quoted on the Nasdaq SmallCap Market under the trading symbol "DYNX". In order to maintain such listing, the Company must comply with the listing requirements of The Nasdaq Stock Market, which include, among other things, the requirements that the Company's common stock maintain a minimum closing bid price of $1.00, and that the Company maintain net tangible assets of at least $2,000,000. The closing bid price of the Company's common stock has been below the $1 minimum for several weeks as of the date of this quarterly report. During the quarter ended September 30, 2000, The Nasdaq Stock Market advised the Company that if the closing bid price of the Company's common stock were not above $1 for any ten consecutive trading day period during the 90 day period ending November 29, 2000, the Company's common stock would be delisted on December 1, 2000. Additionally, the Company is not presently in compliance with the $2,000,000 net tangible asset requirement. If the Company's common stock is delisted from the Nasdaq SmallCap Market, the Company believes that its common stock would be traded in the over the counter market and quoted on the OTC Bulletin Board.

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

         10.16 Stock Purchase Agreement between the Company and three investors, dated as of May 18, 2000. (Incorporated by reference from Quarterly Report on form 10-QSB for the period ended June 30, 2000.)

         27       Financial Data Schedule.

(b)    Forms 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATEC INTERNATIONAL, INC.

/s/ Frederick W. Volcansek, Sr.                      November 20, 2000
--------------------------------------               -----------------
Frederick W. Volcansek, Sr.                          Date
Chairman & Chief Executive Officer

/s/ Mark W. Sperry                                   November 20, 2000
--------------------------------------               -----------------
Chief Accounting Officer                             Date