Form 10KSB
period 2000-12-31
DYNATEC INTERNATIONAL INC
filed 2001-04-02
CIK 752208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000                  or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from -----  to -------

Commission File Number:    0-12806

                           DYNATEC INTERNATIONAL, INC.
                           ---------------------------
               (Exact name of registrant specified in its charter)

             UTAH                                          87-0367267
- --------------------------------------         ---------------------------------
 (State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

      3820 Great Lakes Drive
      Salt Lake City, Utah                                   84120
- ---------------------------------------          -------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (801) 973-9500
                                 --------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $0.01 per share)
- --------------------------------------------------------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         Registrant's revenues for the year ended December 31, 2000 were $8,693,639

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 13, 2001 was $1,320,395.

         The Company had 5,745,640 shares of common stock outstanding at March 13, 2001.

         Transitional small business disclosure format.        Yes   X  No



                                TABLE OF CONTENTS


PART I.

Item 1.   Description of Business.........................................................................3

Item 2.   Description of Property.........................................................................12

Item 3.   Legal Proceedings...............................................................................13

Item 4.   Submission of Matters to a Vote of Security Holders.............................................16

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters........................................17

Item 6.   Management's Discussion and Analysis or Plan of Operation.......................................18

Item 7.   Financial Statements............................................................................24

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............55


PART III.

Item 9.   Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act.............56

Item 10.  Executive Compensation..........................................................................59

Item 11.  Security Ownership of Certain Beneficial Owners and Management..................................60

Item 12.  Certain Relationships and Related Transactions..................................................62

Item 13.  Exhibits and Reports on Form 8-K................................................................64

                                     PART I

Item 1.   Description of Business

General

         Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a Salt Lake City, Utah based manufacturer and distributor of consumer products. The Company has four wholly owned subsidiaries: Softalk, Inc., Arnco Marketing, Inc., Nordic Technologies, Inc. and Softalk Communications, Inc. During the year ended December 31, 2000 the Company conducted most of its operations through its subsidiaries.

         The Company is engaged primarily in the manufacture and distribution of various consumer products in two major product lines: telecommunication headsets and amplifiers and other telephone accessories and premium flashlights. For information about the Company's industry segments and operations in different geographical areas, see Note 13 to the Company's consolidated financial statements, entitled "Business Segment Information."

         On November 22, 2000, the Company completed the sale of substantially all of the assets it has used in the operation of its unincorporated Neat
Things!(TM) home organization and storage division to Expandable Home Organizers, Inc., a California corporation ("EHOI"). Assets of the Neat Things! Division sold to EHOI include intellectual property rights either owned by or licensed to the Company, inventory, fixed assets, and other tangible and intangible assets such as contract rights with suppliers, customers and sales representatives.

Seasonality

         The Company's business is seasonal. The Company typically experiences its highest sales volume in the fourth quarter of each year as a result of the retail environment in which most of its customers conduct business. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers. Accordingly, the fourth quarter is a key factor in the Company's overall financial performance for the year.

Telecommunication Headsets and Amplifiers and Telephone Accessories

         Historically, the telephone accessories product line (including the manufacture and sale of various products through the Softalk, Inc. subsidiary) has been the principal source of revenues for the Company. The Company's lead product in this line has been a group of soft plastic shoulder rests that are attached to a telephone handset by use of a proprietary adhesive strip manufactured for the Company by 3M. These products are designed to ease neck strain suffered by people who, needing both hands free while they talk on the telephone, hold the handset between their ear and shoulder by bending their neck toward their shoulder. These telephone shoulder rest products are currently manufactured and distributed by the Company under the trade names SoftalkTM, Mini-SoftalkTM, Softalk IIR, and Universal Phone RestR, and are available in a variety of colors, sizes and styles. The Company owns or has licensed the patent rights used in the manufacture of the telephone shoulder rest product line, and manufactures these products at its Salt Lake City, Utah headquarters.

         The Company's telephone accessory product line also includes the "Twisstop" and "Cord Manager(R)" products. The Twisstop product is a plastic connector that plugs into a telephone handset and allows the telephone cord to twist around the axis of the connector so the telephone cord does not become tangled. The Company licenses the patents used in the manufacture of the Twisstop product from a third party. The Cord Manager product is a disk-shaped device approximately two inches in diameter that plugs into a telephone handset. Coiled inside the Cord Manager is a telephone cord of approximately 25 feet in length. The product is designed to allow the telephone user to have the benefit of a relatively long telephone cord, but avoid the hassles associated with a normal cord of such length.

         The Company's line of telephone and computer headset amplifiers and headset telephones are designed to supplement or replace traditional telephone handsets allowing increased flexibility for the user, particularly users who can benefit from having their hands free while they use the telephone. The Company, through its Softalk Communications, Inc. subsidiary currently distributes such products under the trade names Tele-LinkTM, Computer-LinkTM, Power-LinkTM, and Power PhoneTM.

         For the year ended December 31, 2000, revenues from the telecommunication headsets and amplifiers and telephone accessories product line accounted for 70% of the Company's total revenues. Major customers for this product line include United Stationers, SP Richards, Boise Cascade, Staples, Corporate Express, and Advanced American Telephone. In addition, the Company sells these products through several catalogs of major office products providers.

Flashlights

         Through its Nordic Technologies, Inc. subsidiary, the Company manufactures and markets a broad range of specialty and premium flashlight products and accessories under the trademark "Nordic Lites." These products include water and impact resistant aluminum flashlights that operate on "AA",
"C" and "D" batteries, specialty flashlights that have such features as focusable beams and flexible handles, and ordinary plastic flashlights. The Company also offers flashlight packages containing multiple flashlights and related accessories bundled together in a convenient storage and display container. The Company's flashlight product line, including such package units, is presently marketed to major retailers and warehouse shopping customers. Major customers for the flashlight products in the year ended December 31, 2000 included Aladdin Industries, Radio Shack, Giga, Inc., Tractor Supply and Home Depot.

         The Company entered the flashlight business in December 1996, when it's Nordic Technologies, Inc. subsidiary acquired substantially all of the assets of Nordic Lights, Inc., a Texas corporation. In July 1997, the Company sold the manufacturing assets it acquired from Nordic Lights, and moved the manufacturing of the Company's core line of aluminum flashlights entirely to the offshore facilities of an unaffiliated party. In the latter part of 2000, the Company moved the manufacturing to a different unaffiliated offshore party that will be providing the Company's flashlights in 2001. The Company believes that it has been able to take advantage of more economical and efficient manufacturing relationships with Asian sources. Although the Company does some packaging of its flashlight products, it intends to continue to outsource the manufacturing of its flashlight products to Asian suppliers. Sales of flashlight products for the year ended December 31, 2000 were $1,818,708 or 20.9% of the Company's total revenues.

Hardware/Houseware

         The Company's hardware/houseware product line includes the following products:

                  "Sofstop (TM)"                     "The Wedge(TM)"
                  "Cover-Up"                         "Super Wedge"
                  "Hide It"                          "Spring Wedge"

         The products in this line are typically custom manufactured for Dynatec by offshore, nonaffiliated manufacturers using proprietary third party designs that the Company licenses.

         For the year ended December 31, 2000, this product line accounted for 9.1% of the Company's total revenues, compared to 7.7% of Company revenues for the year ended December 31, 1999. These products generally are distributed directly to retail stores and distributors including Walmart, National Manufacturing and others.

Subsidiaries of the Company

         During the year ended December 31, 2000, the Company conducted most of its operations through its subsidiaries. The name of each of the Company's subsidiaries, the date of organization and the date of acquisition by the Company is set forth in the following table. Dynatec owns 100% of the voting and other equity securities of each of its subsidiaries.

                                                    Date           Date Acquired
                       Subsidiary                 Organized          By Company
         ----------------------------------    ---------------    --------------
         Softalk, Inc. (1)                         7/15/82              4/18/83
         Arnco Marketing, Inc. (2)                 7/22/86              9/30/91
         Nordic Technologies, Inc. (3)            10/25/96             10/25/96
         SofTalk Communications, Inc. (4)         12/23/96             12/23/96
- --------------

         (1) Engaged in the manufacturing, sourcing and distribution of the telephone accessory, and doorstop products of the Company.
         (2) Arnco Marketing imports and markets Twisstop to Softalk and others under a license agreement with Recoton Inc.
         (3) Involved in the research, development and marketing of flashlight products.
         (4) Engaged in the research, development and marketing of telecommunications products.

Raw Material and Supplies

         The Company uses a premixed plastisol to manufacture the Softalk, Mini Softalk, Universal Phone Rest, Sofstop, and Softalk II products. "Plastisol" is a generic term for the petroleum based raw material from which the vinyl substance forming the Softalk products is manufactured.

         Other than the Softalk products, the Company's products are purchased in finished form and packaged according to Dynatec's specifications by the supplier. In some cases, Dynatec purchases finished product and packages the product for distribution at its Salt Lake City headquarters. The Company, to date, has relied upon approximately fifteen primary suppliers for plastic and other materials ordered to specification for its assembly, manufacturing, and marketing processes. The Company has not experienced any shortage of plastic products or of Plastisol in the past year, and does not anticipate any shortage in the future. With respect to finished products the Company purchases from domestic or foreign manufacturers, The Company intends to continue to source its telecommunicaton headsets and amplifier products from its Asian supplier through 2001. The Company replaced its supplier of flashlights in 2000 with another offshore supplier. The Company believes that it could replace that supplier with a domestic source or another offshore supplier if necessary.

         The Company anticipates usual, inflationary increases in the price of plastic products, the raw materials used to manufacture its flashlights, freight, and packaging in 2001. In 2000, costs associated with freight increased significantly, primarily as a result of increased fuel costs, and the Company's increased use of air freight. The Company anticipates that these usual, inflationary increases will not materially impact the results of operations for the year 2001, although there can be no assurance that the Company will not encounter raw material or other manufacturing delays, price increases or shortages, or material increases in shipping costs associated with rising fuel prices, any of which could adversely affect the Company's financial condition and operations.

Trademarks and Patents

         The Company currently owns or licenses the following U.S. and foreign trademarks.

- --------------------------------------------------------------------------------

Trademarks



                                                                                                     Year of
                                                                                                    Trademark
                                                                               Trademark           Expiration
         Product                                Country                      Granted/Filed         or Renewal
- --------------------------------------------------------------------------------------------------------------------

     Softalk                                    U.S.A.                         07/20/99           Each 10 Years
                                                Canada                         04/20/99           Each 15 Years
     Sofstop                                    U.S.A.                         08/04/92           Each 10 Years
     The Wedge                                  U.S.A.                         10/20/92           Each 10 Years
     Wall Saver                                 U.S.A.                         07/15/97           Each 10 Years
     Phoneworks & Design                        U.S.A.                         05/10/96              Pending
     Audio Works & Design                       U.S.A.                         05/10/96              Pending
     Video Works & Design                       U.S.A.                         05/10/96              Pending
     Wallsaver & Design                         U.S.A.                         05/10/96              Pending
     Tele Link                                  U.S.A.                         07/20/99           Each 10 Years
     Computer Link                              U.S.A.                         04/10/97              Pending
     Power Link                                 U.S.A.                         11/23/99           Each 10 Years
     Pace Setter                                U.S.A.                         04/10/97              Pending
     Power Phone                                U.S.A.                         04/10/97              Pending
     Smart Sound                                U.S.A.                         10/05/99           Each 10 Years
     Softalk Design (Shape)                     U.S.A.                         04/09/96           Each 10 Years
     Mini Softalk Design (Shape)                U.S.A.                         11/16/95           Each 10 Years
     Cord Manager                               U.S.A.                         09/16/97           Each 10 Years
                                                Canada                         10/27/97           Each 15 Years
                                                European Community             08/31/98           Each 8 Years
                                                Japan                          08/07/98           Each 10 Years
     NordicLite                                 U.S.A.                         04/03/96              Pending
     Nordic Helmet Design                       U.S.A.                         07/15/97           Each 10 Years
     Smoke Cutter                               U.S.A.                         12/23/97           Each 10 Years
     Nite-Site-Lite                             U.S.A.                         04/25/97           Each 10 Years
     Zoom Switch                                U.S.A.                         09/21/99           Each 10 Years
     Color Splash                               U.S.A.                         04/17/98              Pending


         The Company owns or licenses the following U.S. and foreign patents.




Patents                                                                                              Year of
- -------                                                                                              Patent
                                                                                Patent             Expiration
Product                                         Country                      Granted/Filed         or Renewal
- --------------------------------------------------------------------------------------------------------------------

     Universal Softalk                          U.S.A.                         09/06/94               2008
     Softalk II                                 U.S.A.                         02/11/92               2006
     Door Protector                             U.S.A.                         02/18/97               2015
     Interchangeable Doorstop                   U.S.A.                         02/18/97               2015
     Zoom Light                                 U.S.A.                         10/27/98               2016
     Slide Focus Flashlight                     U.S.A.                         02/02/99               2016
     Switch w/Spare Bulb Carrier                U.S.A.                         11/14/89               2009
     Flashlight w/Switch Assembly               U.S.A.                         06/27/89               2007
     Flashlight w/Nite-Site-Lite                U.S.A.                         05/07/91               2009
     Cord Manager                               U.S.A.                         02/17/98               2016
                                                Canada                         05/02/00               2018
     Spring Wedge                               U.S.A.                         12/11/90               2007
     Mini Softalk                               U.S.A.                         02/11/92               2006
     Combination Flashlight & Area Lights       U.S.A.                         01/29/99              Pending
     Magnetic Door Stop & Holder                U.S.A.                         05/16/93               2011
     Cover Up                                   U.S.A.                         03/03/87               2001


Inventory Supply and Backlog Orders

         The Company has followed a standard policy of shipping within 24 hours of receipt of payment on orders, or within 48 hours of orders on approved credit lines with the exception of large orders for flashlight products, which typically have lead times before shipment of between 45 and 90 days. In 2000, the Company experienced some shipping delays and had backorders as a result of limited cash flow to pay foreign vendors in advance of shipments.

Major Customers

Telecommunication Headsets and Amplifiers and Telephone Accessories
- -------------------------------------------------------------------

         For the year ended December 31, 2000, 25.3% of telephone headset and accessories products were distributed through United Stationers, whose headquarters are at 2200 E. Golf Road, Des Plaines, IL 60016. Another 14.3% of sales in this product line were to Boise Cascade, whose headquarters are at 800 West Bryn Mawr Road, Itasca, IL 60143. S.P. Richards, whose headquarters are at P.O. Box 1266, Smyrna, GA 30082 accounted for another 13.8% of sales in this product line.

Flashlights
- -----------

         For the year ended December 31, 2000, 21.7% of the flashlight products were distributed through Aladdin Industries, LLC, whose headquarters are at 703 Murfreesboro Road, Nashville, TN 37224. No other customer accounted for more than 10% of the sales in the flashlight product line. In the fourth quarter of

2000, Aladdin Industries notified the Company that it would terminate its distribution agreement with the Company due to price increases in the Company's flashlight product line.

Hardware/Housewares
- -------------------

         During the year ended December 31, 2000, 57.8% of the houseware/hardware products were distributed through National Manufacturing, whose headquarters are at 1 First Avenue, Sterling, IL 61081. No other customer accounted for more than 10% of the sales in this product line.

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

         The telephonic headset market is also very competitive, with large manufacturing companies offering a broad range of products. However, the Company believes that its proprietary rights for its headsets and amplifiers, as well as the innovative features of those products, will enable the Company to compete in each of these markets.

         The premium  aluminum  flashlight  business in which the Company's core
"AA", "C" and "D" flashlights compete is extremely competitive and is characterized by significant market penetration by a few number of larger companies that have significant market share. The Company nevertheless believes its patent portfolio will enable it to compete with these other companies.

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

Employees

         The Company employs a full-time executive, sales, administrative and clerical staff of 19 people. The Company also has an average monthly assembly, warehouse and distribution staff of approximately 31 people. The number of assembly, warehouse and distribution employees is subject to adjustment based upon production demand, and ranged from a high of approximately 40 employees to a low of approximately 31 employees during the year ended December 31, 2000. During 2000, in an effort to restructure, to cut costs, and to improve financial performance the Company's work force was reduced by approximately 25%.

Risk Factors

         The following information about many of the more significant risks the Company faces should be considered in connection with the other information contained in this report.

         Recent Net Losses

         The Company had significant net operating losses in all of fiscal years 1996, 1997, 1998, 1999 and 2000. The Company's reported net losses for the years ended December 31, 2000 and 1999 were $3,158,931 and $3,477,545, respectively. As a result, the Company had accumulated deficits of $11,000,757 and $7,103,300 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, the Company's management adopted a number of restructuring efforts designed to improve the Company's financial condition, including staff reductions and other decreases in administrative expenses. Nevertheless, during 2000, the Company's borrowing availability on its revolving line of credit was decreased from $1,948,828 at December 31, 1999 to $440,000 at December 31, 2000. This decreased borrowing availability diminished the Company's ability to fill all of its customer orders and to aggressively market its products, resulting in significant net losses during 2000. There can be no assurance that the Company will be able to overcome its current cash flow challenges, achieve growth, that significant net losses will not be incurred in future operating periods, or that the Company will become profitable in the foreseeable future, if at all.

         Need for Additional Funding

         The Company has operated with negative cash flow for several fiscal years and has substantial accumulated operating deficits. To finance its operations, the Company will require additional financing. In February 2000, the Company completed a private placement of restricted common stock that yielded proceeds of $1,600,000, $1,500,000 of which was used to retire certain convertible debentures issued by the Company, and $100,000 of which was used for general working capital. Also, in May 2000 the Company completed an additional private placement of restricted common stock that yielded proceeds of $775,000 which money was used for general working capital. On November 22, 2000, the Company completed the sale of substantially all of the assets associated with its Neat Things!(TM) home organization and storage product line which yielded the Company $847,553, of which $430,000 was used to pay down the Company's line of credit and the remainder was used for general working capital - See "Management's Discussion and Analysis - Liquidity and Capital Resources." Notwithstanding these transactions, by December 31, 2000, the Company was experiencing significant cash flow challenges which caused the Company, during the first quarter of 2001, to seek debt financing from alternative sources, including related parties. The Company anticipates that such alternate sources of financing will not be available over the long term, and the Company will be required to seek a replacement source of commercial credit, as well as future offers and sales of its equity or debt securities to private investors. Securities issued in future private offerings of equity or convertible debt securities could substantially dilute the holdings of other shareholders. There can be no assurance that the Company will be successful in obtaining alternate or replacement commercial credit, in completing private sales of its securities, or that any of such financing will be available to the Company on terms and at rates that are favorable to the Company. Absent such funding, however, the Company's ability to continue its operations may be adversely affected, and it may have to seek protection under bankruptcy laws.

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

         Nasdaq SmallCap Market Delisting


         Until the fourth quarter of 2000, the Company's common stock traded on the Nasdaq SmallCap Market. However, on December 1, 2000, the Nasdaq Stock Market delisted the Company's common stock for failure to maintain the required $1.00 per share closing bid price. The Company's common stock is currently trading on the OTC Bulletin Board. The long-term result of the Nasdaq delisting could be a reduction in the liquidity of any investment in the Company's common stock, even if the common stock continues to trade on the OTC Bulletin Board. Further, the delisting could reduce the ability of holders of the Company's common stock to purchase or sell shares as quickly and as inexpensively as they have done historically and adversely affect the Company's ability to attract additional equity financing.


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

         Foreign Operations Risks

         The Company outsources most of its manufacturing to manufacturers located outside the United States. There are numerous risks associated with conducting business in foreign countries, including the distance from corporate headquarters, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, lack of infrastructure and accessibility to sources of power and other supplies necessary for operations, tariff restrictions, currency control regulations, competing or conflicting manufacturing and production standards, governmental approval, licensing and permit requirements and procedures, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the United States all add to the risk of foreign operations. Difficulties arising out of any of these risks could adversely affect the Company's financial condition and operations.

         Competition

         The Company's current products are divided into three primary product lines: telecommunications amplifiers, headsets and other telephone accessories, flashlights and hardware/houseware products. Although certain of the Company's products in these product lines are subject to patent or other intellectual property protections, barriers to entry for competing manufacturers and distributors are relatively low for the majority of the Company's products. See "Description of Business - Competition" Accordingly, there can be no assurance that competitors of the Company, many of which are likely to have substantially greater financial resources, experience and marketing ability will not be able to successfully compete with the Company, which successful competition could adversely affect the Company's operations and financial condition.

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

         The Company owned the building until November 4, 1999, when the Company closed a sale and leaseback transaction for the building. The buyer was an unaffiliated third party and the parties negotiated the sale and leaseback as an arms-length transaction. The total purchase price for the building was $2,865,000. The proceeds to the Company, after payment of the existing mortgage, closing costs, and brokerage fees associated with the sale, were approximately $831,000, which the Company used for general corporate purposes as operating capital. The lease is a triple net lease with a term of 20 years. The initial base rent is $330,000 per year. In connection with the sale and leaseback transaction, and as additional consideration, the Company issued 33,948 shares of restricted common stock to the buyer.

         The Company believes that, in light of the sale of its Neat Things! division in the fourth quarter of 2000, and certain reductions in force and other cost-cutting efforts during 2000, the building and property are more than adequate for its projected needs. Consequently, the Company is working with the owner of the building to identify an acceptable replacement or sub-tenant. If such a replacement or sub-tenant is located, the Company would relocate its corporate headquarters and manufacturing facility to a more suitably sized building.

Item 3.   Legal Proceedings

         On February 8, 2001, the Company waived service of summons with respect to a complaint filed in the U.S. District court in the District of Utah by K&S Flashlight, Inc. ("K&S"), a Taiwan company that was the Company's flashlight supplier from 1998 through 2000. The lawsuit names as defendants both Dynatec and its subsidiary, Nordic Technologies, Inc. The lawsuit alleges that the Company owes K&S in excess of $100,000 for the Company's alleged failure to pay amounts due to K&S for flashlight products shipped during 2000, and seeks damages in an unspecified amount. The Company intends to answer and otherwise defend the lawsuit.

         On August 4, 2000, the Company filed suit (the "Utah WAC Action") against WAC Research, Inc., a Utah corporation ("WAC"), in Utah state court in Salt Lake City, Utah. WAC is a corporation at least fifty percent of which is owned by Donald M. Wood ("Wood"), the Company's former Chairman and Chief Executive Officer. The dispute with WAC arose out of a series of royalty agreements between the Company and WAC dated in 1990 and 1998 that purported to obligate the Company to pay perpetual royalties to WAC on sales of products in the Company's telephone accessories product line. In return for this perpetual royalty (which the Company paid for approximately 10 years) WAC purported to assign and grant to the Company the intellectual property rights underlying certain of the Company's Softalk products. At the times the WAC agreements were negotiated, Wood controlled both WAC and the Company. The Company amended its complaint in the Utah WAC Action on August 29, 2000 and on October 19, 2000. After the Company was unable to negotiate a settlement of its disputes with WAC, and after WAC filed its own complaint in state court in Phoenix, Arizona (the "Arizona WAC Action") on October 6, 2000, the Company served process in the Utah WAC Action. The Company's complaint in the Utah WAC Action, as amended to date, seeks the court's declaration that no further royalties are owed by the Company to WAC because, among other reasons, (i) WAC never had any interest in or to any of the intellectual property rights underlying the Company's Softalk products,
(ii) WAC breached its representations and warranties of ownership as to such intellectual property rights as set forth in the WAC agreements, (iii) patents covering certain of the key products in the Company's Softalk product line have expired, and such products are not otherwise covered by enforceable copyrights or other intellectual property rights, (iv) the Company owns all trademark rights with respect to its Softalk products, (v) WAC has no right to continue forcing the Company to pay royalties under expired patents, (vi) WAC's ongoing attempts to enforce the WAC royalty agreements constitute patent misuse, and
(vii) as a consequence of WAC's patent misuse, WAC is liable to the Company for royalties paid under a 1998 agreement between WAC and the Company. The complaint in the Utah WAC Action also includes claims for damages stemming from WAC's alleged patent misuse, failure of consideration, unjust enrichment and additional declaratory relief. WAC's complaint in the Arizona WAC Action alleges that WAC made unspecified loans to the Company that were never repaid, and that the Company is in breach of its royalty payment obligations under the WAC royalty agreements. In the Arizona WAC Action, WAC sought declaratory judgment that the Company is required prospectively to pay royalties under the WAC agreements and for money damages in the amount of $308,841. The Company moved to dismiss the Arizona WAC Action for lack of jurisdiction or, in the alternative to stay the Arizona WAC Action pending a resolution of the Utah WAC Action. On February 26, 2001, the court in the Arizona WAC Action granted the Company's motion to dismiss that action. On March 27, 2001, WAC filed a counterclaim against the Company in the Utah WAC Action. This counterclaim asserts claims that are identical to those that were asserted by WAC in the Arizona WAC Action before it was dismissed. The Utah WAC Action is still pending, and the Company intends to vigorously prosecute it.

         In February 1999, Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"), filed a lawsuit against the Company's subsidiary, Nordic Technologies, Inc. ("Nordic"), of infringing certain of Mag's patents and committing false advertising and unfair competition. The lawsuit was filed in the U.S. District Court for the Central District of California. The Company and Mag attempted to settle that lawsuit, and entered into an agreement whereby the lawsuit was dismissed without prejudice, with Mag having the express right to refile the complaint in the same court and venue. No settlement was ever reached. On October 30, 2000, Mag filed a new complaint in the same federal district court that it subsequently served on the Company. The new Mag complaint alleges that Nordic has infringed two patents and related trademarks owned by Mag, and also has engaged in unfair competition arising out of Nordic's alleged use of a flashlight design that is confusingly similar to the shape, style and overall appearance of Mag's miniature "AA" light, all in violation of various provisions of federal and

California state law. Mag seeks unspecified money damages, punitive damages and injunctive relief. The Company does not believe that any of Nordic's flashlight products have infringed any patents or trademarks of Mag, and intends to vigorously defend the suit.

         On May 4, 2000, Grandur, Inc., a Taiwan corporation ("Grandur"), sued the Company in the United States District Court for the District of New Jersey. The summons and complaint were served on the Company in Salt Lake City, Utah on May 12, 2000. The complaint alleges that the Company has breached a manufacturing agreement between the Company and Grandur pursuant to which the Company is alleged to have a minimum annual purchase requirement and an exclusive manufacturing arrangement with Grandur for the Company's Twisstop product. The complaint further alleges that Grandur is entitled to recover, in addition to such damages as may be proved at trial, liquidated damages per the terms of the contract in the amount of $500,000. Grandur and the Company have entered into an oral agreement to settle this litigation and are making efforts to memorialize their agreement. On February 6, 2001, Grandur and the Company reported the terms as their settlement to the court. On February 7, 2001, the court entered an order conditionally dismissing the lawsuit subject to being reopened if the settlement is not consummated. In the event the settlement is not consummated, the Company intends to vigorously defend the lawsuit.

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

         On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the latter part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of December 31, 2000, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

         In addition, the Company has previously disclosed that, in the first quarter of 1999, it was informed of an investigation by the Enforcement Division of the Securities and Exchange Commission. The Company believes this investigation concerns certain trading activity in the Company's common stock and other transactions involving the Company's securities, however, the Company has not been informed of the specifics of such investigation. The Company has cooperated fully with these administrative proceedings. The Company had no contract from the Enforcement Division regarding this investigation during the entirety of 2000.

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

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters


         Market Information and Number of Stockholders. The Company's common stock is listed on the OTC bulletin board under the symbol "DYNX". As of December 31, 2000 there were 1,144 shareholders of the Company's common stock and 5,745,640 shares of common stock were outstanding.

         Price Range of Common Stock. The following table sets forth the high and low sale prices of the Company's common stock as quoted on the Nasdaq (until December 1, 2000) and on the OTC bulletin board thereafter for the indicated periods. The referenced quotations do not reflect inter-dealer prices, dealer retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                           PRICE RANGE OF COMMON STOCK

======================= ==================== ====================

Quarter & Year          Market High           Market Low
- ----------------------- -------------------- --------------------

1st 1999                $4.31                $2.25
- ----------------------- -------------------- --------------------

2nd 1999                $3.00                $1.63
- ----------------------- -------------------- --------------------

3rd 1999                $1.86                $0.81
- ----------------------- -------------------- --------------------

4th 1999                $1.25                $0.88
- ----------------------- -------------------- --------------------

1st 2000                $4.34                $1.00
- ----------------------- -------------------- --------------------

2nd 2000                $2.63                $0.94
- ----------------------- -------------------- --------------------

3rd 2000                $1.06                $0.38
- ----------------------- -------------------- --------------------

4th 2000                $1.25                $0.06
======================= ==================== ====================


         Dividends. During the year ended December 31, 2000, the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the years ended December 31, 2000 and 1999, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                              For the Year Ended
                                      ------------------------------------
                                                                  % of
                                                                  chg
                                                                  from
                                        December     December   1999 to
                                        31, 2000     31, 1999    2000
                                        --------     --------   -------

  Statement of Operations Data:
         Product sales.............     $ 8,694,000 $10,967,000     (20.7)%
         Cost of sales.............       5,470,000   6,969,000     (21.5)
                                        ----------- -----------
                 Gross margin......       3,224,000   3,998,000     (19.4)
                                        ----------- -----------

  Operating Costs and Expenses:
         Selling expenses..........       3,331,000   3,385,000      (1.6)
         General and administrative       3,272,000   3,459,000      (5.4)
         Research and development..         221,000     170,000      30.0
                                        ----------- -----------
                 Total operating
                 costs and expenses       6,824,000   7,014,000      (2.7)
                                        ----------- -----------

  Other Income (Expense), net:
         Interest expense..........        (622,000)   (889,000)    (30.0)
         Interest income...........           1,000       5,000     (80.0)
         Other income (expense)....        (361,000)      3,000  (12133.3)
                                        -----------  ----------
                  Total other income
                  (expense)                (982,000)   (881,000)     11.5

         Loss from continuing
            operations.............      (4,582,000) (3,897,000)     17.6


  Discontinued Operations:
      Income from discontinued
        operations                          314,000     419,000     (25.1)
      Gain on sale of discontinued
        operations                        1,109,000           -         -
                                         ----------   ---------
        Income from discontinued
           operations..............       1,423,000     419,000     239.6

               Net loss..............   $(3,159,000)$(3,478,000)     (9.2)
                                        =========== ===========


  Supplemental Information:

  Revenue by product line type:
      Telecommunication headsets and
            amplifiers and telephone
            accessories............     $ 6,084,000 $ 7,320,000     (16.9)
      Flashlights..................       1,819,000   1,810,000       0.5
      Hardware/houseware...........         791,000     845,000      (6.4)
      Miscellaneous/Mass market....               -     992,000         -
                                        ----------- -----------

               Total product sales
                 and other..........     $8,694,000 $10,967,000     (20.7)
                                         ========== ===========


Following are explanations of significant period to period changes for the years ended December 31, 2000 and 1999:

Revenues

         Total Product Sales. Total product sales decreased by $2,273,000, or 20.7%, from $10,967,000 to $8,694,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999.

         Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $1,236,000, or 16.9%, from $7,320,000 to $6,084,000 for the year ended
December 31, 2000 compared to the year ended December 31, 1999. This decrease was primarily attributable to a $510,000 decrease in sales of telephone shoulder rests as well as a decrease in sales of $249,000 in telephone accessories and a decrease of $477,000 in sales of telephone headsets and amplifiers. These decreases are primarily a result of lower sales to the Company's office supply catalogue customers. Overall gross margins for these products increased to 53.9% from 53.1% for the years ended December 31, 2000 and 1999, respectively, as a result of the sales mix.

         Flashlights. Flashlight revenues increased $9,000, or 0.5%, from $1,810,000 to $1,819,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. Overall gross margins for products in this category decreased from 6.8% to (7.3)% for the year ended December 31, 2000 as a result of an increase in costs related to upgrading the retail packaging of this product line and an increase in freight costs to expedite the delivery of the product from the Company's overseas vendors in order to meet sales ship date requirements. The decrease in gross margin was also attributable to an inventory write-down of $178,841.

         Hardware/Houseware. Hardware/houseware revenues decreased $54,000 or 6.4% from $845,000 to $791,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease is attributable to a decrease in sales of the Company's doorstop product line. Overall gross margins for products in this category decreased from 13.2% to 9.8% for the year ended December 31, 2000.

         Miscellaneous and Mass Market. Mass market revenues decreased $992,000, from $992,000 to -0- for the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease was the result of the Company's decision to discontinue its efforts in this product line and the resulting December 24, 1998 agreement with Grandway China ("Grandway"). The agreement provided for the transfer of inventory, distribution and sales rights of products that the Company was then supplying to Dolgencorp. Upon execution, Grandway agreed to purchase approximately $1,800,000 of inventory that had been acquired by the Company and earmarked for sale to Dolgencorp. Management does not presently anticipate future sales in this product line.


Operating Costs and Expenses

         Selling Expenses. Selling expenses decreased $54,000, or 1.6%, from $3,385,000 to $3,331,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease is due in part to a decrease of $190,000 in commissions paid to outside sales representatives, as well as a decrease in consulting fees of $85,000. The decrease was offset in part by an increase in salaries for sales personnel of $94,000 due to the addition of the Executive Vice President of Sales and a European sales manager for the flashlights product line, as well as increases in freight expenses of $127,000 due to increased fuel prices.

         General and Administrative Expenses. General and administrative expenses decreased $187,000, or 5.4%, from $3,459,000 to $3,272,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease in general and administrative expenses was primarily the result of a decrease of $88,000 in salaries paid as a result of the Company's August 11, 2001 reduction in force, as well as a decrease in employee recruitment and education of $74,000, a decrease in legal and accounting fees of $60,000, and a decrease of $59,000 in travel expenses. This decrease was offset in part by increases in Directors and Officers and group health insurance premiums of $87,000.

         Research and Development. Research and development expense increased by $51,000, or 30.0%, from $170,000 to $221,000 for the year ended December 31,
2000 compared to the year ended December 31, 1999. The increase was primarily attributable to the Company's increased research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

         Total Operating Costs and Expenses. Total operating costs and expenses decreased by $190,000, or 2.7%, from $7,014,000 to $6,824,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999, for the reasons discussed above.

         Interest Expense. Interest expense decreased $267,000, or 30.0%, from $889,000 to $622,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease was primarily associated with the retirement of the Convertible Debentures on February 23, 2000. The normal non-cash interest that was recognized on the Convertible Debentures at 12% per annum for the year ended December 31, 1999 was $165,177 and liquidated damages were assessed against the Company in the amount of $258,387 due to the Company's failure to have effective a registration statement covering the shares of common stock issuable upon conversion of the Convertible Debentures within the time specified in a registration rights agreement executed in connection with the sale of the Convertible Debentures. These decreases were offset in part by an increase in interest expense related to the capital lease on the Company's office building and an increase in the interest rate on borrowings under the Company's line of credit.

         Interest Income. Interest income decreased $4,000, from $5,000 to $1,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. This increase was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company. After a draw is made a corresponding payable is established, when collections of outstanding accounts receivable are received, collections are swept, daily, and re-applied against outstanding draws. As a result the Company does not keep excess cash on hand to invest.

         Other Income/expense. Other income (expense) increased $364,000, from $3,000 to ($361,000) for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase is due in part to the one time non-cash expense related to the April 4, 2000 recognition as having been previously issued of 208,000 shares of the Company's common stock. This non-cash expense is equal to the difference between the fair market value of the 208,000 shares on April 4, 2000 and the funds recovered from the settlement (see note 12 to the accompanying consolidated financial statements). As well as an increase in the loss on sale of assets of $190,000 related to the disposition of flashlight production equipment due to the company's decision to change its flashlight manufacturer.

         Discontinued operations. Income from discontinued operations increased $1,004,000, or 239.6% from $419,000 to $1,423,000 for the year ended December
31, 2000 compared to the year ended December 31, 1999. This increase is primarily attributable to a $1,109,000 gain on sale of the assets of the Company's Neat Things!(TM) home organization and storage product line (see note 14 to the accompanying consolidated financial statements).

         Net Loss. Net loss decreased by $319,000, or 9.2%, from a loss of $3,478,000 to a loss of $3,159,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to a combination of the factors described above.

Liquidity and Capital Resources

         General

         The Company's principal sources of liquidity historically have been cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facility. On May 27, 1998, the Company obtained its secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. In previous amendments to the credit agreement the maximum line was decreased to $2,200,000 and the interest rate was increased to a rate of prime plus five percent. The credit facility is secured by the Company's assets, including accounts receivable and inventories. The note underlying the revolving credit line is due May 26, 2001. Notwithstanding the extent of the maximum borrowing under the note, the covenants of the agreement limit the Company's borrowing availability based on percentages of current inventory and accounts receivable. Because of cash flow challenges faced during 2000, the Company experienced decreases in inventories and accounts receivable that, in effect, limited its borrowing availability to approximately $440,000 as of December 31, 2000, all of which was used by the Company to fund ongoing operations. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. As of December 31, 2000 the Company was in default of certain of these financial covenants. Although the Company's secured lender has not indicated its intention to accelerate payment of the outstanding balance payable under the note because of such defaults, the Company does not anticipate that the secured lender will extend the payment deadline for the note or that the lender will extend additional credit to the Company. The Company is therefore attempting to locate an alternate source of commercial lending.

         In February 2000, the Company completed a private placement of its restricted common stock to seven offshore investors. The private placement was accomplished pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company and the investors dated as of February 11, 2000, which closed on February 23, 2000. Under the Stock Purchase Agreement, the
Company issued a total of 1,222,811 shares of restricted common stock. The consideration paid by the investors was the greater of (i) $1.00 per share or
(ii) 100% of the average of the closing bid prices of the Company's common stock as quoted by the Nasdaq Stock Market for the five trading days immediately preceding the date the investors paid the purchase price or any portion thereof. The total proceeds to the Company from the private placement were $1,600,000, of which $1,500,000 was used to retire convertible debentures that had been issued by the Company in May 1998. The remaining $100,000 was used for general corporate purposes.

         In February 2000, the Company received $200,714 as proceeds of a partial settlement of a lawsuit involving Merrill Lynch & Co., Inc., Donald M. Wood, the Company's former Chairman and Chief Executive Officer, Alpha Tech Stock Transfer & Trust Co., the Company's former stock transfer agent, and James Farrell, Alpha Tech's principal, WAC Research, Inc., and Muito Bem Ltd Partnership. As a result of the settlement, the Company recognized a one time non-cash expense of $169,733. The Company used the cash received in settlement of the litigation for operating capital.

         On May 18, 2000 the Company entered into a Stock Purchase Agreement (the "May 2000 Stock Purchase Agreement") with three offshore investors. Under the May 2000 Stock Purchase Agreement, the offshore investors agreed to purchase and acquire from the Company shares of the Company's common stock, having an aggregate purchase price of at least $775,000 (the "Minimum Investment Amount") and a maximum aggregate purchase price of $1,000,000. The number of shares issuable to the investors in consideration of their payment of the purchase price was calculated as follows (i) as to the Minimum Investment Amount, by dividing the total dollar amount of the Minimum Investment Amount paid to the Company as of closing, by $1.3125, which was 100% of the fair market value of the Company's common stock as of the date of the May 2000 Stock Purchase Agreement, and (ii) as to any additional amount invested over the Minimum Investment Amount, by dividing the total dollar amount of such additional amount paid to the Company by 100% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the date of actual payment of such additional amount. The Company received $700,000 of the Minimum Investment Amount in the second quarter and the remainder of the Minimum Investment Amount was received by July 11, 2000. Accordingly, the Company issued a total of 590,476 shares of restricted common stock to the investors

         Based on current operations and, after accounting for anticipated cost savings through operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes during the year 2001. The Company is currently pursuing additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities to fund a combination  of short-term  working  capital  requirements  and growth.  If such additional financing is not obtained, the Company may be required to significantly curtail its operations or seek protection under bankruptcy laws.

December 31, 2000 Compared to December 31, 1999

         As of December 31, 2000, the Company had liquid assets (cash and cash equivalents, accounts receivable - trade and other) of $935,000, a decrease of 51.8%, or $1,005,000, from December 31, 1999 when liquid assets were $1,940,000.
Cash decreased $116,000 to $129,000 at December 31, 2000 from $245,000 at December 31, 1999. This increase in cash was primarily the result of the procedures involving use of the Company's revolving credit facility, under which collections of outstanding accounts receivable are swept the day after receipt and re-applied against outstanding draws, therefore amounts collected on the last day of the year would not be swept against draws until January 2001. Accounts receivable - trade decreased $890,000, or 52.5%, to $806,000 at December 31, 2000 from $1,696,000 at December 31, 1999. This decrease is primarily the result of the sale of the assets of the Company's Neat Things!(TM) home organization and storage product line (see note 14 to the accompanying consolidated financial statements).

         Current assets decreased by $2,714,000, or 52.4%, to $2,466,000 at December 31, 2000 from $5,180,000 at December 31, 1999. Of this decrease, $890,000 was primarily the result of a decrease in accounts receivable - trade discussed above and $1,525,000 was the result of decreased inventory levels most of which relate to the sale of the Neat Things!(TM) home organization and storage product line, as discussed above.

         Long-term assets decreased $465,000, or 10.9%, to $3,808,000 at December 31, 2000 from $4,273,000 at December 31, 1999. This decrease was primarily the result of the reduction in property & equipment related to the sale of the Neat Things!(TM) home organization and storage product line, as discussed above, and by normal recurring depreciation of fixed assets and amortization of deferred loan costs and other intangibles.

         Current liabilities decreased by $2,738,000, or 47.4%, to $3,038,000 at December 31, 2000 from $5,776,000 at December 31, 1999. This decrease was primarily due to a decrease of $1,649,000 in convertible debentures as a result of the Company's February 23, 2000 agreement to retire the convertible debentures, as well as a decrease of $1,346,000 in short-term notes payable as a result of payments made under the company's revolving line of credit. The Company's working capital deficit decreased by $24,000, or 4.0%, to ($572,000) at December 31, 2000 from ($596,000) at December 31, 1999, for the reasons described above.

         The Company used cash of $619,000 from continuing operating activities during the year ended December 31, 2000, primarily as a result of the net loss incurred during the period, offset in part from a decrease in accounts receivable trade and decreased inventory levels.

         The Company received $552,000 of cash from continuing investing activities during the year ended December 31, 2000, primarily from proceeds received from the November 22, 2000 sale of the Neat Things!(TM) home organization and storage product line, which amounts were offset in part by the expenditures incurred for the purchase of new equipment.

         The Company used net cash of $414,000 in financing activities during the year ended December 31, 2000, primarily as a result of payments made on the retirement of the convertible debentures, payments made on the Company's revolving line-of-credit and payments made on long-term debt and capital lease obligations, off-set in part by proceeds from the issuance of common stock related to two separate private placements and from proceeds from the re-issuance of common stock.


Inflation

         Most of the Company's products are purchased in finished form and packaged by the supplier or at the Company's headquarters. The Company uses a premixed plastisol (a petroleum based raw material) to manufacture certain of its telephone accessory products at its headquarters. With respect to its products it purchased in finished from, inflation in the cost of raw materials will be passed on to the Company. The Company also is dependent on freight carriers that are sensitive to inflationary pressures on fuel costs. The Company anticipates usual, inflationary increases in the price of plastic products, the raw materials used to manufacture its flashlights, freight, and packaging in 2001. In 2000, costs associated with freight increased significantly, primarily as a result of increased fuel costs, and the Company's increased use of air freight. The Company anticipates that these usual, inflationary increases will not materially impact the results of operations for the year ended 2001, although there can be no assurance that the Company will not encounter raw material or other manufacturing delays, price increases or shortages, or material increases in shipping costs associated with rising fuel prices, any of which could adversely affect the Company's financial condition and operations.

Seasonality

         The Company's business is seasonal. The Company typically experiences its highest sales volume in the fourth quarter of each year as a result of the retail environment in which most of its customers conduct business. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers. Accordingly, the fourth quarter is a key factor in the Company's overall financial performance for the year.

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

         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No.
125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to, potential increases in inventory costs, competition, and the Company's ability to obtain additional working capital to fund future growth, as well as the other factors described elsewhere in this Report under the heading "Description of Business - Risk Factors".

Item 7.   Financial Statements



                          Independent Auditors' Report


Report of Tanner +Co.:

To the Board of Directors and Stockholders of Dynatec International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Dynatec International, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatec International, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has an accumulated deficit, a deficit in working capital and has sustained significant losses. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                    TANNER + CO.


Salt Lake City, Utah
February 2, 2001, except
for Note 21, which is dated
February 5, 2001

Report of KPMG, LLP:

The Board of Directors
Dynatec International, Inc.:


We have audited the accompanying consolidated balance sheet of Dynatec International, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatec International, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principals generally accepted in the United States of America.



/s/ KPMG LLP



Salt Lake City, Utah
March 1, 2000

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS



                                                                                          2000                1999
                                                                                     ---------------     --------------

CURRENT ASSETS:
    Cash and cash equivalents                                                       $      128,536      $      244,755
    Trade accounts receivable, net of allowance for doubtful accounts
       of $56,800 in 2000 and $39,036 in 1999, respectively (note 7)                       806,421           1,695,897
    Inventories (notes 2, 4 and 7)                                                       1,251,052           2,776,507
    Prepaid expenses and other                                                             101,096             415,921
    Net assets of discontinued operations (note 14)                                        178,873              47,369
                                                                                    --------------      --------------

                Total current assets                                                     2,465,978           5,180,449
                                                                                    --------------      --------------

PROPERTY AND EQUIPMENT, at cost (notes 2, 8 and 9):
    Building and improvements                                                            2,865,000           2,865,000
    Furniture, fixtures, and equipment                                                   2,965,150           3,331,600
                                                                                    --------------      --------------
                                                                                         5,830,150           6,196,600
    Less accumulated depreciation and amortization                                       2,274,813           2,274,227
                                                                                    --------------      --------------

                Net property and equipment                                               3,555,337           3,922,373

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES, net                                           150,128             194,743
     (note 2, 5 and 6)

DEFERRED LOAN COSTS, net of accumulated amortization of $56,001 in 2000 and
    $30,452 in 1999, respectively (note 2)                                                  10,645              36,194

OTHER ASSETS                                                                                91,987             119,450
                                                                                    --------------      --------------

                                                                                    $    6,274,075      $    9,453,209
                                                                                    ==============      ==============




          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                          2000                 1999
                                                                                       -------------        ------------

CURRENT LIABILITIES:
    Short-term note payable (note 7)                                                   $     485,250        $  1,831,622
    Current portion of long-term debt (note 8)                                                81,175              82,500
    Current portion of capital lease obligations (note 9)                                     71,848              60,739
    Accounts payable                                                                       1,369,958           1,427,384
    Accrued expenses                                                                         559,974             525,038
    Accrued advertising                                                                      365,000             150,000
    Accrued royalties payable                                                                105,127              49,468
    Convertible debentures (note 10)                                                               -           1,649,342
                                                                                       -------------        ------------

              Total current liabilities                                                    3,038,332           5,776,093

LONG-TERM DEBT, net of current portion (note 8)                                                    -              81,175

DEFERRED GAIN ON SALE OF ASSET (note 9)                                                      232,043             244,363

CAPITAL LEASE OBLIGATIONS, net of current portion (note 9)                                 2,887,526           2,957,740
                                                                                       -------------        ------------

              Total liabilities                                                            6,157,901           9,059,371
                                                                                       -------------        ------------

STOCKHOLDERS' EQUITY (note 12):
    Common stock, $.01 par value; 100,000,000 shares authorized and 5,745,640 and 3,721,418 shares outstanding at December 31, 2000 and 1999,
       respectively                                                                           57,456              37,214
    Treasury stock, at cost, 91,515 shares at December 31, 1999                                    -            (915,150)
    Additional paid-in capital                                                            10,320,949           8,375,074
    Accumulated deficit                                                                  (10,262,231)         (7,103,300)
                                                                                       -------------        ------------

              Net stockholders' equity                                                       116,174             393,838
                                                                                       -------------        ------------

COMMITMENTS AND CONTINGENCIES ( note 7, 8, 9, 10,17 and 19)                            $   6,274,075        $  9,453,209
                                                                                       =============        ============



          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                                                        2000                    1999
                                                                                  ----------------        ----------------

PRODUCT SALES                                                                     $      8,693,639        $    10,967,484
COST OF SALES                                                                           (5,469,850)            (6,969,193)
                                                                                  ----------------        ---------------

       Gross Margin                                                                      3,223,789              3,998,291
                                                                                  ----------------        ---------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                                     3,331,465              3,384,752
    General and administrative                                                           3,271,775              3,458,644
    Research and development                                                               220,993                170,247
                                                                                  ----------------        ---------------

       Total operating costs and expenses                                                6,824,233              7,013,643
                                                                                  ----------------        ---------------

          Operating loss from continuing operations                                     (3,600,444)            (3,015,352)
                                                                                  ----------------        ---------------

OTHER INCOME (EXPENSE):
    Interest expense (note 10)                                                            (622,212)              (888,992)
    Interest income                                                                          1,000                  4,534
    Other income (expense)                                                                (360,045)                 2,845
                                                                                  ----------------        ---------------

       Total other income (expense), net                                                  (981,257)              (881,613)
                                                                                  ----------------        ---------------

          Operating loss from continuing operations before income
              tax benefit                                                               (4,581,701)            (3,896,965)

INCOME TAX BENEFIT (note 11)                                                                     -                      -
                                                                                  ----------------        ---------------

          Loss from continuing operations                                               (4,581,701)            (3,896,965)
                                                                                  ----------------        ---------------

DICONTINUED OPERATIONS:
    Income from operations of discontinued home storage and organization
       segment net of income tax (note 14)                                                 314,033                419,420
    Gain on sale of assets of discontinued home storage and organization
       segment net of income tax (note 14)                                               1,108,737                      -
                                                                                  ----------------        ---------------

          Income from discontinued operations net of income tax                          1,422,770                419,420
                                                                                  ----------------        ---------------

                      Net loss                                                    $     (3,158,931)       $    (3,477,545)
                                                                                  ================        ===============

LOSS PER SHARE FROM CONTINUING OPERATIONS- BASIC AND DILUTED                      $           (.88)       $         (1.15)
                                                                                  ================        ===============

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS- BASIC AND DILUTED                $            .27        $           .12
                                                                                  ================        ===============

NET LOSS PER SHARE- BASIC AND DILUTED                                             $           (.61)       $         (1.03)
                                                                                  ================        ===============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                              5,210,176              3,384,598
                                                                                  ================        ===============



          See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                           Common Stock
                                     --------------------------
                                                                    Treasury      Additional                          Net
                                        Number of                    Stock         Paid-in        Accumulated    Stockholders'
                                          Shares       Amount       At Cost        Capital          Deficit          Equity
                                        ---------      ------       --------      ----------      -----------    -------------


BALANCE JANUARY 1, 1999                   2,901,627      $29,016    $(915,150)     $ 7,041,590    $ (3,625,755)     $ 2,529,701
Shares issued pursuant to conversion
    of  deposit payable
      (note 12)                             500,000        5,000            -          995,000               -        1,000,000
Shares issued pursuant to conversion
    of  convertible debenture (note
    10)                                     285,843        2,858            -          303,824               -          306,682
Shares issued pursuant to
    sale/leaseback of company
    headquarters building (note 12)          33,948          340            -           34,660                -          35,000
Net loss                                          -            -            -                -      (3,477,545)      (3,477,545)
                                          ---------      -------    ---------      -----------    ------------      -----------

BALANCE DECEMBER 31, 1999                 3,721,418       37,214     (915,150)       8,375,074      (7,103,300)         393,838
                                          =========      =======    =========      ===========    ============      ===========

Shares issued pursuant to Stock
    purchase agreement (note 12)          1,222,811       12,228            -        1,587,772               -        1,600,000
Shares issued pursuant to retirement
    of Convertible debenture (note 10)       94,450          945            -          134,874               -          135,819
Shares recognized as having been
    previously issued (note 12)             208,000        2,080            -          368,368               -          370,448
Shares issued pursuant to Stock
    purchase agreement (note 12)            590,476        5,904            -          769,096               -          775,000
Retirement of treasury stock               (91,515)        (915)      915,150         (914,235)              -                -
Net loss                                          -            -            -                -      (3,158,931)      (3,158,931)
                                          ---------      -------    ---------      -----------    ------------      -----------

BALANCE DECEMBER 31, 2000                 5,745,640      $57,456    $       -      $10,320,949    $(10,262,231)     $   116,174
                                          =========      =======    =========      ===========    ============      ===========



         See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                               2000                1999
                                                                                         -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $     (3,158,931)    $     (3,477,545)
   Net income from discontinued operations                                                       (314,033)            (419,420)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                              570,644              588,146
       Amortization of deferred loan costs                                                         25,549               25,549
       Amortization of deferred gain on sale of assets                                            (12,320)                   -
       Non-cash interest expense on convertible debentures (note 10)                                    -              423,945
       Non-cash expense on re-issuance of common stock shares (note 12)                           169,734                    -
       Forgiveness of liquidated damages related to convertible debenture (note 10)               (13,523)                   -
       (Gain) loss on sale of assets                                                              217,086               34,425
       Gain on sale of discontinued operations                                                 (1,108,737)                   -
       Provision for losses on accounts receivable                                                 17,764                8,846
       Changes in operating assets and liabilities:
               Trade accounts receivable                                                          871,712              524,524
               Inventories                                                                      1,525,455            1,970,492
               Prepaid expenses                                                                   314,825              (99,574)
               Other assets                                                                        27,463              (50,113)
               Accounts payable                                                                   (57,426)             364,036
               Accounts payable - other                                                                 -               (9,000)
               Accounts payable - related party                                                         -              (98,403)
               Accrued expenses                                                                    34,936             (112,013)
               Accrued advertising                                                                215,000              (20,000)
               Accrued royalties                                                                   55,659               14,760
                                                                                         ----------------     ----------------
            Net cash used in continuing operating activities                                     (619,143)            (331,345)
            Net cash provided by discontinued operating activities                                365,058               37,360
                                                                                         ----------------     ----------------
                  Net cash used in operating activities                                          (254,085)            (293,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale of assets                                                            928,808            2,693,698
  Purchase of building and equipment                                                             (376,459)            (252,219)
  Cash paid for asset acquisition (note 6)                                                              -              (85,000)
                                                                                         ----------------     ----------------
            Net cash provided by continuing investing activities                                  552,349            2,356,479
            Net cash used in discontinued investing activities                                          -              (37,360)
                                                                                         ----------------     ----------------
                  Net cash provided by investing activities                                       552,349            2,319,119
                                                                                         ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                                                  (1,346,372)             442,399
  Net payments on long-term debt                                                                  (82,500)          (2,089,698)
  Net principal payments on capital lease obligations                                             (61,325)             (35,348)
  Payment to retire convertible debenture (note 10)                                            (1,500,000)                   -
  Proceeds from the issuance of common stock related to private placement (note 12)             2,375,000                    -
  Proceeds from re-issuance of common stock (note 12)                                             200,714                    -
  Payment of liquidated damages related to convertible debenture (note 10)                              -             (135,000)
  Proceeds from issuance of common stock related to sale of  building (note 12)                         -               35,000
                                                                                         ----------------     ----------------
           Net cash used in continuing financing activities                                      (414,483)          (1,782,647)
           Net cash used in discontinued financing activities                                           -                    -
                                                                                         ----------------     ----------------
                  Net cash used in financing activities                                          (414,483)          (1,782,647)
                                                                                         ----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (116,219)             242,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                              244,755                2,268
                                                                                         ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                           $        128,536     $        244,755
                                                                                         ================     ================




         See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                      YEAR ENDED DECEMBER 31, 2000 AND 1999




                                                                                        2000                1999
                                                                                      ---------          ----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                            $ 592,046          $  552,928

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Building and equipment acquired under capital leases                                  2,220           3,007,292

    Conversion of Convertible Debentures and accrued interest for
         common stock (note 10)                                                         135,819             306,682

    Retirement of 91,515 treasury shares                                                915,150                   -

    Issuance of 500,000 shares of restricted stock (note 12)                                  -           1,000,000





         See accompanying notes to consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


(1)  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
     ------------------------------------------------

         Dynatec International, Inc., a Utah corporation (Dynatec or the Company), is a manufacturer and distributor of consumer products comprising the following major product lines: telecommunication headsets and amplifiers and telephone accessories, and flashlights. Dynatec is located in Salt Lake City, Utah. The Company conducts most of its operations through its wholly owned subsidiaries: Softalk, Inc., SofTalk Communications, Inc., Arnco Marketing, Inc., and Nordic Technologies, Inc. Unless specified to the contrary herein, references to Dynatec or to the Company refer to the Company and its subsidiaries on a consolidated basis.

         The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

Inventories

         Raw materials, work-in-process and finished goods inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out method.


Building and Equipment

         Depreciation on building and equipment is computed on the straight-line method over the following useful lives:

                  Capital Leases                          3-20 years
                  Equipment                               5-10 years
                  Office Equipment & Fixtures             3-7 years
                  Vehicles                                5 years
                  Signs and Show Booths                   3-5 years

         Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------

Accounting for Impairment of Long-Lived Assets

         Long-lived assets, goodwill, and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Deferred Loan Costs

         Deferred loan costs totaling $66,646 resulted from issuance costs related to the Company's revolving credit facility, and are being amortized as interest expense over thirty-six months using a basis that approximates the effective-interest rate method (note 7).

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

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         For the years ended December 31, 2000 and 1999, one customer accounted for 12.1% and 11.3%, respectively , and no other customer accounted for more than 10% of the Company's total revenues.

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

         The Company has recognized no tax benefit for the net operating losses incurred during the years ended December 31, 2000 and 1999 due to uncertainties about the Company's ability to generate future earnings to offset such losses.

Basic and Diluted Net Loss Per Common Share

         Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is the amount of loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.
          In calculating net loss per share for the years ended December 31, 2000, and 1999, warrants and options to purchase 747,000, and 1,581,000 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

         A reconciliation between the basic and diluted weighted-average number of shares outstanding as of December 31, 2000 and 1999 is summarized as follows:

                                                                             December 31,
                                                                   ----------------------------------
                                                                          2000              1999
                                                                     ---------------    -------------
Basic weighted average number of common shares...................         5,210,000        3,384,000
Weighted average number of common stock options..................                 -                -
                                                                     ---------------    -------------
       Diluted weighted average number of shares..................        5,210,000        3,384,000
                                                                     ===============    =============

Advertising

         Advertising costs are expensed as incurred. The Company does not participate in direct response advertising. Advertising expense amounted to $1,045,590 and $956,106 in 2000 and 1999, respectively.

Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive loss and its components in financial statements. For the years ended December 31, 2000 and 1999 comprehensive loss was equal to the net loss as presented in the accompanying statements of operations.

(3)      GOING CONCERN

         At December 31, 2000, the Company has a working capital deficit and negative cash flows from operations. In addition, the Company suffered a significant loss during the year ended December 31, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Based on current operations and, after accounting for anticipated cost savings through operating efficiencies and reductions in selling, and general and administrative expenses, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes during the year 2001. The Company is currently pursuing additional sources of liquidity in the form of commercial credit or additional sales of the Company's debt or equity securities to fund a combination of short-term working capital requirements and growth. If such additional financing is not obtained, the Company may be required to significantly curtail its operations or seek protection under bankruptcy laws.

(4)      INVENTORIES

          Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, flashlights, and other miscellaneous products as of December 31, 2000 and 1999, respectively, are summarized as follows:

                                                                    2000               1999
                                                                --------------     --------------
                                                                --------------     --------------
                   Raw materials............................        $423,667           $801,026
                   Work-in-Process..........................          65,390            135,931
                   Finished Goods...........................         761,995           1,839,550
                                                                  $1,251,052         $2,776,507


(5)      INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31:

                                                                                    Est. Useful
                                                     2000            1999          Life (years)
                                                  ------------    ------------    ----------------
          Goodwill                                     34,307          34,307            2
          License Agreement                           203,509         203,509           40
          Product rights                              160,000         296,262          5-10
          Non-compete agreements                       25,000         112,500            5
                                                      422,816         646,578
          Less accumulated amortization               272,688         451,835
                                                    $ 150,128       $ 194,743


(6)      ASSET ACQUISITION

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

     The allocation of the $85,000 purchase price among the tangible and intangible assets is summarized as follows:

                                                                              Amortization
                                                                                 Period
                                                                                (years)
                                                                           -------------------
                                                                           -------------------
         Purchase price allocation:
         Net tangible assets acquired $25,693 Intangible assets:
             Non-compete agreement                                 25,000          5
             Goodwill                                              34,307          2
         Total purchase price                                     $85,000


(7)      SHORT-TERM NOTE PAYABLE

              The short-term note payable consists of a revolving line-of-credit obtained on May 27, 1998 from a regional financial institution that provides up to $2,200,000 bearing interest at a rate of prime plus five percent with interest payable monthly (14.5% and 11.5% at December 31, 2000 and 1999, respectively). The note is secured by accounts receivable and inventory and is due May 26, 2001. As of December 31, 2000 and 1999, direct outstanding borrowings totaled $485,250 and $1,831,622, respectively. The amount of unused borrowings under the Company's credit facility is limited to the then-current levels of receivables discounted at 70% . Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. At December 31, 2000 the Company was in default of certain of these covenants.

          Maximum and average borrowings as well as weighted average interest rate for the years ended December 31, 2000 and 1999 are as follows:

                                                                   2000               1999
                                                               --------------     --------------
                                                               --------------     --------------
        Maximum Outstanding                                       $2,058,176         $2,503,277
        Average Outstanding                                       $1,626,202         $2,048,824
        Weighted Average Interest Rate                                12.98%             10.83%


(8)      LONG -TERM DEBT

         Long-term debt consists of the following at December 31, 2000 and 1999:

                                                                        2000           1999
                                                                     -----------    -----------
                                                                     -----------    -----------
             Term note payable to a bank, interest at prime plus
             5.25%, due May 26, 2001, secured by equipment               81,175        163,675

             Total long-term debt                                        81,175        163,675

             Less current portion                                        81,175
                                                                                        82,500

             Total long-term debt net of current portion                $     -       $ 81,175


(9)      LEASES

         The following represents assets under capital lease at December 31, 2000 and 1999:


                                                                         2000              1999
                                                                     --------------    --------------
                                                                     --------------    --------------
             Furniture and Equipment                                     $ 209,157         $ 206,938
             Building                                                    2,865,000         2,865,000
                                                                         3,074,157         3,071,938
             Less accumulated depreciation                                 253,975            71,172
             Net property and equipment under capital lease            $ 2,820,182       $ 3,000,766


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

     At December 31, 2000 the Company is obligated under the terms of non-cancelable leases on the Company headquarters and warehouse building, machinery and equipment, and automobiles. The leases have the following minimum lease commitments:

                                                                Capital          Operating
                                                                 leases           leases
         Year ended December 31:     2001                       $408,771        $    6,501
                                     2002                        381,153             6,076
                                     2003                        330,915             6,076
                                     2004                        335,724             3,038
                                     2005                        364,344                -
                                     Later                     5,628,633                -
         Total minimum lease payments                          7,449,540         $  21,691
          Less amount representing interest (at rates
             ranging from 3.38% to 29.69%)                     4,490,166
         Present value of total minimum capital
             lease payments                                    2,959,374
         Less current portion                                     71,848
         Capital lease obligations net of
              current portion                                 $2,887,526

     Amortization of assets held under capital lease is included with depreciation expense. Rental expense for operating leases during the years ended December 31, 2000 and 1999 was $11,170 and $31,189, respectively.

(10)     CONVERTIBLE DEBENTURES/EQUITY LINE-OF-CREDIT

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

(11)     INCOME TAXES

         Income tax benefit from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss from continuing operations as a result of the following:

                                                                             2000             1999

              Federal income tax benefit at statutory rates            $ (1,558,000)   $ (1,325,000)
              State income tax benefit at statutory rates, net
                of          federal tax effect                             (104,000)        (99,000)
              Discontinued operations                                       484,000         143,000
              Non-deductible financing costs                                (10,000)        153,000
              Other                                                          47,000          20,000
              Change in the valuation allowance for deferred tax
                 asset allocated to income tax expense                    1,121,000       1,108,000
              Total                                                    $      -          $    -


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below.

                                                                             2000           1999
             Deferred tax assets:
               Inventory capitalization                                     $35,000       $32,000
               Allowance for bad debts                                       21,000        15,000
               Compensated absences accrued for  financial
                  reporting purposes                                          9,000        14,000
               Net operating loss carry-forward                           2,792,000     1,814,000
               Intangibles, principally due to differences in
                  amortization                                               41,000        31,000
               Warranty and other reserve                                    34,000        56,000
               Gain from sale-leaseback of building                          86,000             -
               Research and experimentation credit                           47,000
                                                                                                -
               Gross deferred tax assets                                  3,065,000     1,962,000
                 Less valuation allowance                                 2,985,000     1,864,000
             Deferred tax assets                                             80,000        98,000

             Deferred tax liabilities:
               Property and equipment, principally due to
             differences                                                     80,000        98,000
                  in depreciation

             Net deferred tax assets (liabilities)                      $       -      $      -


         The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was $1,121,000 and $1,108,000 respectively.

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2000 will be reported as a reduction of income tax expense from continuing operations.
         The Company has approximately $7,546,000 of net operating loss carryforwards at December 31, 2000, which will begin to expire December 31, 2011.

         As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change in ownership since 1986. Consequently, use of the Company's net operating loss carryforward against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management does not believe that these rules will adversely impact the Company's ability to utilize the above losses in the aggregate. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.


(12)     STOCKHOLDERS' EQUITY

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

         On April 4, 2000 the Company recognized as having been previously issued the 208,000 shares of common stock. As a result, the Company recognized a one time non-cash expense of $169,734, which is the difference between the fair market value of the 208,000 shares as of the date of such recognition, or $370,448, and the $200,714 cash received.

         On May 18, 2000 the Company entered into a Stock Purchase Agreement (the "May 2000 Stock Purchase Agreement") with three offshore investors. Under the May 2000 Stock Purchase Agreement, the offshore investors agreed to purchase and acquire from the Company shares of the Company's common stock, having an aggregate purchase price of at least $775,000 (the "Minimum Investment Amount") and a maximum aggregate purchase price of $1,000,000. The number of shares issuable to the investors in consideration of their payment of the purchase price was calculated as follows (i) as to the Minimum Investment Amount, by dividing the total dollar amount of the Minimum Investment Amount paid to the Company as of closing, by $1.3125, which was 100% of the fair market value of the Company's common stock as of the date of the May 2000 Stock Purchase Agreement, and (ii) as to any additional amount invested over the Minimum Investment Amount, by dividing the total dollar amount of such additional amount paid to the Company by 100% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the date of actual payment of such additional amount. The Company received the Minimum Investment Amount and subsequently issued a total of 590,476 shares of restricted common stock to the investors.

         On February 4, 1999, the Company entered into a Deposit Payable Conversion Agreement, whereby a $1,000,000 deposit received by the Company in early 1998 was cancelled and the Company issued 500,000 shares of restricted common stock under Regulation D to the depositor.

         On November 4, 1999, the Company sold its corporate headquarters facility for $2,865,000. Simultaneously with the sale, the Company entered into a 20-year leaseback agreement with the purchasing party. The net proceeds to the Company were $831,000, after paying long-term debt secured by the building, broker and legal fees, and other ancillary charges. The proceeds from the sale were used for working capital purposes. As an additional inducement to the purchaser, the Company issued a total of 33,948 shares of its restricted common stock to the purchaser having a market value of $35,000 based on the fair market value of the restricted stock on the date of issue. The party that purchased the building is not affiliated with or related to the Company or any of its officers or directors, and the terms of the transaction were the result of arms-length negotiations.

(13)     BUSINESS SEGMENT INFORMATION

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

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
REVENUES:                                                      2000                 1999
- -----------------------------------------------------     ---------------     ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........         $ 6,084,000         $ 7,320,000
Flashlights......................................           1,819,000           1,810,000
Hardware/Houseware...............................             791,000             845,000
Mass Market......................................                 -               992,000
                                                          ---------------     ------------------

       Total.....................................         $ 8,694,000         $10,967,000
                                                          ===============     ==================


                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
OPERATING INCOME (LOSS):                                       2000                  1999
- -----------------------------------------------------     ----------------      ----------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........         $(1,318,000)          $(1,234,000)
Flashlights......................................          (1,882,000)           (1,251,000)
Hardware/Houseware...............................
                                                             (400,000)             (536,000)
Mass Market......................................               -                     6,000
                                                          ----------------      ----------------

       Total.....................................         $(3,600,000)          $(3,015,000)
                                                          ================      ================


                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
DEPRECIATION AND AMORTIZATION (1):                             2000                 1999
- -----------------------------------------------------     ----------------    ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........           $ 342,000             $ 404,000
Flashlights......................................             123,000                77,000
Hardware/Houseware...............................              69,000                79,000
Discontinued operations..........................              37,000                28,000
                                                          ----------------    ------------------

       Total.....................................           $ 571,000             $ 588,000
                                                          ================    ==================

(1) Amortization includes all amortization relating to product license rights, goodwill, non-competes and purchased patents.

         Information as to the assets and capital expenditures of the Company is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
ASSETS (1):                                                    2000                 1999
- ----------------------------------------------------      ----------------    ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........        $  4,098,000          $  5,905,000
Flashlights......................................           1,111,000             1,943,000
Hardware/Houseware...............................             554,000               742,000
Discontinued operations..........................             179,000                47,000
                                                        ----------------    ------------------
       Total assets for reportable segments......           5,942,000             8,637,000

Other assets.....................................              92,000               119,000
Deferred loan costs and other assets not
   allocated                to segments..........             240,000               697,000
                                                        ----------------    ------------------
       Consolidated total........................        $  6,274,000          $  9,453,000
                                                        ================    ==================


                                                             YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
CAPITAL EXPENDITURES:                                          2000                 1999
- ----------------------------------------------------      ----------------    -----------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........           $ 283,000             $ 222,000
Flashlights......................................              93,000                87,000
Hardware/Houseware...............................               -                     -
Discontinued operations..........................               -                    28,000
                                                          ----------------    -----------------

       Total.....................................           $ 376,000             $ 337,000
                                                          ================    =================

         Information as to the Company's operations in different geographical areas is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
REVENUES:                                           2000                 1999
- ------------------------------------------     ----------------    -----------------
United States..........................        $   8,432,000        $ 10,793,000
Other (1)..............................              262,000             174,000
                                               ----------------    -----------------

       Total...........................        $   8,694,000        $ 10,967,000
                                               ================    =================

(1)      Includes Canada, Europe and other miscellaneous.


                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
OPERATING LOSS:                                     2000                 1999
- ------------------------------------------     ----------------    -----------------

United States..........................           $(3,600,000)        $(3,015,000)
                                               ================    =================


                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
ASSETS:                                             2000                 1999
- ------------------------------------------     ----------------    -----------------
United States..........................          $  6,083,000        $  9,083,000
Asia...................................               191,000             370,000
                                               ----------------    -----------------

       Total...........................          $  6,274,000        $  9,453,000
                                               ================    =================

(14)     DISCONTINUED OPERATIONS

         On November 22, 2000, the Company completed the sale of substantially all of the assets associated with its Neat Things!(TM) home organization and storage product line to Expandable Home Organizers, Inc., a California corporation ("EHOI"). The consideration EHOI paid for such assets at closing was $1,498,717 consisting of cash payments of $847,553 and the assumption by EHOI of liabilities of the Company incurred in connection with the Neat Things! Division to the primary outside supplier of that division.

         In addition to the consideration received at closing, EHOI agreed to purchase additional inventory related to the Neat Things! Division located at the Company's Salt Lake City, Utah headquarters. The purchase price of $77,780 paid by EHOI for the inventory was the Company's actual costs of purchasing such inventory. EHOI is unaffiliated with the Company. The financial terms of the transaction were negotiated by management of the Company and EHOI.

         Assets of the Neat Things! Division sold to EHOI include intellectual property rights either owned by or licensed to the Company, inventory, fixed assets, and other tangible and intangible assets such as contract rights with suppliers, customers and sales representatives. Excluded from the assets sold to EHOI are the accounts receivable of the Company related to the Neat Things! Division.

         Net assets of discontinued operations are as follows:

                                                          Year ended           Year ended
                                                         December 31,         December 31,
                                                             2000                 1999
                                                        ----------------    -----------------
           Assets:
                           Receivables, Net                 $ 309,707            $       -
                           Inventory, Net                      40,356              186,557
                           Equipment, Net                           -              195,573
                                                            $ 350,063            $ 382,130

           Liabilities:
                           Accounts payable                 $       -            $ 154,079
                           Accrued advertising                150,000              150,000
                           Accrued royalties                   21,190               30,682
                                                            $ 171,190            $ 334,761

           Net assets of discontinued operations            $ 178,873              $47,369

         Condensed discontinued operations are as follows:

                                                          Year ended          Year ended
                                                         December 31,        December 31,
                                                            2000                1999
                                                        ----------------    ---------------
           Revenue                                        $ 4,018,502          $ 3,802,760
           Costs and expenses                               3,704,469            3,383,340
           Net income before income taxes                     314,033              419,420
           Income taxes
                                                                    -                    -
           Net income                                     $   314,033          $   419,420

(15)     RELATED PARTY TRANSACTIONS

       Since prior to 1990, the Company's subsidiary Softalk, Inc., has been a party to a series of royalty agreements with WAC Research Inc., a Utah corporation ("WAC"). The WAC agreements purported to obligate the Company to pay, in perpetuity, royalties on all sales of Softalk shoulder rest products in exchange for the sale to Dynatec of unspecified intellectual property rights associated with the Softalk products. At the time the WAC agreements were negotiated and executed, Donald M. Wood, served as both the Company's Chairman and Chief Executive Officer, and was a shareholder and the president of WAC. The Company believes that WAC obtained rights to the design patents employed in the Softalk products in 1986, when WAC purchased them from the inventor of Softalk and related products in a private transaction. Documents manifesting the assignment to Softalk or Dynatec of the patents were subsequently executed and filed in the U.S. Patent and Trademark Office. Softalk originally filed for and has continued to maintain the registrations of the Softalk trademarks. Notwithstanding the expiration of the design patent covering the original Softalk shoulder rest product in 1990, WAC continued to be paid royalties on all Softalk products. When, in January 1999, Mr. Wood resigned from Dynatec, the Company continued to pay the WAC royalties until, in August 2000, the Company advised WAC that in light of the expiration of the patent for the Softalk product in 1990 the Company would no longer pay royalties for products incorporating expired patents, would not agree to pay royalties on other products in perpetuity, and was seeking reimbursement for royalties paid with respect to the core Softalk product after the expiration of the patent in 1990. WAC disagreed with the Company's position. Litigation ensued. See "Legal Proceedings." Pending resolution of the litigation, the Company has discontinued the payment of all royalties to WAC. Prior to August 2000, and during the years ended December 31, 2000 and 1999, the Company paid WAC $94,677 and $298,420, respectively, in royalties.

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

 (16)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(17)    STOCK OPTIONS

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


(17)     STOCK OPTIONS-(continued)

         In May 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option And Incentive Plan (the "1999 Plan"). Under the 1999 Plan, a total of 640,000 shares were reserved for issuance in the form of non-qualified stock options or qualifying Incentive Stock Options. As of December 31, 2000, the compensation committee of the Company's Board of Directors has granted stock options under the 1999 Plan to purchase a total of 344,000 shares of common stock to various executives, employees and directors of the Company. Such options were granted as non-qualified options having terms of 10 years from the date of grant. All such options have an exercise price of between $1.00 and $1.75 per share, with a weighted average price of $1.568 per share. The exercise price for the options were 100% of the fair market value on the grant date.

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

         Summary of stock options is as follows for the years ended December 31:

                                                                2000                              1999
                                                    ------------------------------     ----------------------------
                                                                      Weighted                         Weighted
                                                                       Average                         Average
                                                         Shares       Exercise            Shares       Exercise
         FIXED OPTIONS:                                 (000's)         Price            (000's)        Price
         Outstanding at beginning of year.........        937          $1.819              909          $2.500
         Granted..................................         19          $1.625              635          $1.495
         Exercised................................         --            --                 --            --
         Canceled.................................       (359)         $1.579             (607)         $2.500
                                                      -------------                    -------------
         Outstanding at end of year...............        597          $1.963              937          $1.819
                                                      =============
                                                                                       =============
         Options exercisable at year-end..........        592          $1.966              547          $1.708
                                                      =============                    =============
         Weighted average fair value of
            options granted during the year.......       $1.625                           $1.495

         Weighted average remaining
            contractual life for exercisable
            options at year-end...................     8.3 years                        8.5 years

                                                                2000                              1999
                                                    ------------------------------     ----------------------------
         VARIABLE OPTIONS:                               Shares       Exercise            Shares       Exercise
                                                        (000's)         Price            (000's)        Price
         Outstanding at beginning of year.........        325           $2.00             1,640         $2.00
         Granted..................................         --                               --
         Canceled.................................       (175)          $2.00            (1,315)        $2.00
                                                      -------------                    -------------
         Outstanding at end of year...............        150           $2.00              325          $2.00
                                                      =============                    =============


         The following table summarizes information about stock options outstanding at December 31, 2000:

         FIXED OPTIONS                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
         ------------------    -------------------------------------------------    --------------------------------
                                                 Weighted-average
                                                   remaining       Weighted-average                    Weighted-average
             Range of           Outstanding       contractual        exercise       Exercisable          exercise
          exercise prices          as of             life             price            as of              price
                                 12/31/00                                             12/31/00
         ------------------    --------------    --------------    -------------    -------------      -------------
         $ 1.00 - 1.50                32,000           9              $1.01               32,000          $1.01
         $ 1.51 - 2.25               312,000           9              $1.63              307,375          $1.63
         $ 2.26 - 2.50               253,000          7.3             $2.50              253,000          $2.50
                                     597,000                                             592,375


         The Company applies the intrinsic value method under APB No. 25 in accounting for stock-based employee compensation arrangements. Had compensation cost for the Company's stock option plans been determined pursuant to the fair value method under SFAS No. 123, the Company's net loss and net loss per share would have increased accordingly. The fair value of options granted under the Company's 1999 stock option plan have been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, risk free interest rate of 6.0%, expected volatility of 132.9% and expected lives of 10 years.

                                                                            2000              1999

                     Net loss                   As reported            $(3,158,931)     $(3,477,545)
                                                Pro Forma              $(3,317,743)     $(4,157,777)
                     Basic and diluted
                        loss per share          As reported            $     (0.61)     $     (1.03)
                                                Pro Forma              $     (0.64)     $     (1.23)

(18)     EMPLOYEE BENEFITS

         The Company also has a defined contribution plan which is a qualified retirement plan under section 401(k) of the Internal Revenue Code. Under the terms of the Plan, employees may make contributions to the Plan and are eligible to participate in the Plan immediately. The Company has not made matching contributions to the Plan.


(19)   COMMITMENTS & CONTINGENCIES

Employment Agreements
       The Company has entered into employment agreements with the Company's Chief executive officer and executive vice president of sales that provide for a period of employment of four years from the date of the agreements, subject to termination and extension provisions. The agreements permit each of them to participate in any incentive compensation plan adopted by the Company and benefit and equity-based plans or arrangements. If the Company terminates either executive employment for cause, or if either of them terminates their employment without good reason, the Company has no further obligation to pay them under their respective agreements. If the Company terminates either of them without cause, the terminated executive may receive severance pay equal to two years of his then current annual salary. In the event of a merger, acquisition, dissolution or transfer of substantially all of the Company's assets, the employment agreements must then be honored by the surviving entity or it must purchase the agreements for a sum equal to three (3) years' base salary. The employment agreements prohibit each executive for two years from the date of termination of their respective employment under the agreements, from becoming an employee, owner (except for investments in up to 5% of the equity securities of a company listed or traded on a national securities exchange or the NASDAQ Stock Market), officer, agent or director of a firm or person that competes with the Company in the consumer products industry. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

     Litigation
         On February 8, 2001, the Company waived service of summons with respect to a complaint filed in the U.S. District court in the District of Utah by K&S Flashlight, Inc. ("K&S"), a Taiwan company that was the Company's flashlight supplier from 1998 through 2000. The lawsuit names as defendants both Dynatec and its subsidiary, Nordic Technologies, Inc. The lawsuit alleges that the Company owes K&S in excess of $100,000 for the Company's alleged failure to pay amounts due to K&S for flashlight products shipped during 2000, and seeks damages in an unspecified amount. The Company intends to answer and otherwise defend the lawsuit.

         On August 4, 2000, the Company filed suit (the "Utah WAC Action") against WAC Research, Inc., a Utah corporation ("WAC"), in Utah state court in Salt Lake City, Utah. WAC is a corporation at least fifty percent of which is owned by Donald M. Wood ("Wood"), the Company's former Chairman and Chief Executive Officer. The dispute with WAC arose out of a series of royalty agreements between the Company and WAC dated in 1990 and 1998 that purported to obligate the Company to pay perpetual royalties to WAC on sales of products in the Company's telephone accessories product line. In return for this perpetual royalty (which the Company paid for approximately 10 years) WAC purported to assign and grant to the Company the intellectual property rights underlying certain of the Company's Softalk products. At the times the WAC agreements were negotiated, Wood controlled both WAC and the Company. The Company amended its complaint in the Utah WAC Action on August 29, 2000 and on October 19, 2000. After the Company was unable to negotiate a settlement of its disputes with WAC, and after WAC filed its own complaint in state court in Phoenix, Arizona (the "Arizona WAC Action") on October 6, 2000, the Company served process in the Utah WAC Action. The Company's complaint in the Utah WAC Action, as amended to date, seeks the court's declaration that no further royalties are owed by the Company to WAC because, among other reasons, (i) WAC never had any interest in or to any of the intellectual property rights underlying the Company's Softalk products,
(ii) WAC breached its representations and warranties of ownership as to such intellectual property rights as set forth in the WAC agreements, (iii) patents covering certain of the key products in the Company's Softalk product line have expired, and such products are not otherwise covered by enforceable copyrights or other intellectual property rights, (iv) the Company owns all trademark rights with respect to its Softalk products, (v) WAC has no right to continue forcing the Company to pay royalties under expired patents, (vi) WAC's ongoing attempts to enforce the WAC royalty agreements constitute patent misuse, and
(vii) as a consequence of WAC's patent misuse, WAC is liable to the Company for royalties paid under a 1998 agreement between WAC and the Company. The complaint in the Utah WAC Action also includes claims for damages stemming from WAC's alleged patent misuse, failure of consideration, unjust enrichment and additional declaratory relief. WAC's complaint in the Arizona WAC Action alleges that WAC made unspecified loans to the Company that were never repaid, and that the Company is in breach of its royalty payment obligations under the WAC royalty agreements. In the Arizona WAC Action, WAC sought declaratory judgment that the Company is required prospectively to pay royalties under the WAC agreements and for money damages in the amount of $308,841. The Company moved to dismiss the Arizona WAC Action for lack of jurisdiction or, in the alternative to stay the Arizona WAC Action pending a resolution of the Utah WAC Action. On February 26, 2001, the court in the Arizona WAC Action granted the Company's motion to dismiss that action. On March 27, 2001, WAC filed a counterclaim against the Company in the Utah WAC Action. This counterclaim asserts claims that are identical to those that were asserted by WAC in the Arizona WAC Action before it was dismissed. The Utah WAC Action is still pending, and the Company intends to vigorously prosecute it.

         In February 1999, Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"), filed a lawsuit against the Company's subsidiary, Nordic Technologies, Inc. ("Nordic"), of infringing certain of Mag's patents and committing false advertising and unfair competition. The lawsuit was filed in the U.S. District Court for the Central District of California. The Company and Mag attempted to settle that lawsuit, and entered into an agreement whereby the lawsuit was dismissed without prejudice, with Mag having the express right to refile the complaint in the same court and venue. No settlement was ever reached. On October 30, 2000, Mag filed a new complaint in the same federal district court that it subsequently served on the Company. The new Mag complaint alleges that Nordic has infringed two patents and related trademarks owned by Mag, and also has engaged in unfair competition arising out of Nordic's alleged use of a flashlight design that is confusingly similar to the shape, style and overall appearance of Mag's miniature "AA" light, all in violation of various provisions of federal and California state law. Mag seeks unspecified money damages, punitive damages and injunctive relief. The Company does not believe that any of Nordic's flashlight products have infringed any patents or trademarks of Mag, and intends to vigorously defend the suit.

         On May 4, 2000, Grandur, Inc., a Taiwan corporation ("Grandur"), sued the Company in the United States District Court for the District of New Jersey. The summons and complaint were served on the Company in Salt Lake City, Utah on May 12, 2000. The complaint alleges that the Company has breached a manufacturing agreement between the Company and Grandur pursuant to which the Company is alleged to have a minimum annual purchase requirement and an exclusive manufacturing arrangement with Grandur for the Company's Twisstop product. The complaint further alleges that Grandur is entitled to recover, in addition to such damages as may be proved at trial, liquidated damages per the terms of the contract in the amount of $500,000. Grandur and the Company have entered into an oral agreement to settle this litigation and are making efforts to memorialize their agreement. On February 6, 2001, Grandur and the Company reported the terms as their settlement to the court. On February 7, 2001, the court entered an order conditionally dismissing the lawsuit subject to being reopened if the settlement is not consummated. In the event the settlement is not consummated, the Company intends to vigorously defend the lawsuit.

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

         On April 27, 1998, the Enforcement Division of the Securities and Exchange Commission notified the Company that the SEC was anticipating filing an administrative proceeding in the latter part of calendar year 1998 against various individuals and entities who had engaged in transactions with a Canadian corporation. The SEC Enforcement Division further indicated that the Company may be named as a defendant in such administrative action. In July 1998, the Company submitted a Wells Submission to clarify why, in the Company's estimation, it should not be named in the administrative proceeding, if any. The Company suggested in the Wells Submission that it should not be named in any administrative proceeding because the Company never consummated either of the two transactions with the subject Canadian company that the Company was considering, and the Company received no consideration in connection with those aborted transactions. Moreover, the Company believes that its conduct in connection with those proposed but aborted transactions met applicable legal requirements. As of December 31, 2000, the Company had received no response from the Enforcement Division about whether the SEC plans to name the Company in any administrative action.

         In addition, the Company has previously disclosed that, in the first quarter of 1999, it was informed of an investigation by the Enforcement Division of the Securities and Exchange Commission. The Company believes this investigation concerns certain trading activity in the Company's common stock and other transactions involving the Company's securities, however, the Company has not been informed of the specifics of such investigation. The Company has cooperated fully with these administrative proceedings. The Company had no contract from the Enforcement Division regarding this investigation during the entirety of 2000.

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


(20)     RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No.
125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

(21)     SUBSEQUENT EVENTS

       In February 2001, and due to decreases in the Company's operating capital and borrowing availability, the Company entered into a relationship with Sarkat International, LLC ("Sarkat"), a limited liability company that is owned in part by Reed Newbold, who currently is a member of the Company's board of directors. In connection with this arrangement, Sarkat agreed to provide unsecured, revolving debt financing to Softalk, Inc. or Softalk Communications, Inc., each a subsidiary of the Company, in the aggregate amount of $150,000. In exchange for each advance of funds by Sarkat, the Company (or its subsidiary directly receiving such funds) is to sign a promissory note obligating the Company to repay the principal amount advanced, plus interest calculated on a daily basis at the annual rate of the greater of eight percent or the actual rate of interest paid by Sarkat to obtain such funds, plus a "lender's premium" of 12.5% of the principal amount advanced. Such borrowed funds are disbursed by direct payment by Sarkat to the Company's supplier, who then ships product to the Company, which allows the Company to service pending orders from its customers. Principal, interest and lender's premiums payable to Sarkat are repaid out of loan advances from the Company's secured lender when the Company's accounts receivable borrowing base increases as result of the sales facilitated by the Sarkat loans. The Company's secured lender has consented to this mechanism. As of April 2, 2001, the Company owes Sarkat $150,000 in principal and $1,253 in interest. Sarkat has been paid $27,619 in lender's premiums. Debt financing on similar or terms more preferential to the Company was not available to the Company at the time.

       In a transaction related to the Sarkat financing desribed in the preceding paragraph, in January 2001, the Company's Nordic Technologies, Inc. subsidiary ("Nordic") formed a joint venture called Nordic ASI, L.L.C. that is owned 50% by Nordic and 50% by Sarkat. Nordic ASI was formed specifically to enable the Company to pursue sales of its flashlight product line (and other flashlights and products not then offered by the Company) in the advertising, specialty and promotional market (the "ASI Market"). Prior to the formation of Nordic ASI, the Company was not engaged directly in the ASI Market, although until the end of 2000, it was a supplier of flashlight products to one or more companies that sell in the ASI Market. As its capital contribution, the Company contributed rights to sell its products in the ASI Market to Nordic ASI, and agreed to incur the administrative expense associated with operating Nordic ASI and marketing its products for a period of two years. For its capital contribution, Sarkat agreed to provide $200,000 of debt financing to Nordic ASI to enable it to start up its operations. Profits and losses of Nordic ASI will be allocated 70% to Nordic and 30% to Sarkat. Nordic ASI obtained the $200,000 of debt financing provided by Sarkat and has commenced its business of selling to the ASI Market by ordering LED flashlights provided by an unaffiliated third party. The Company believes that, given its current financial condition, it could not have commenced any sales effort in the ASI Market or supplemented its product line for that market absent the formation of the joint venture with Sarkat. To date, no distributions have been made by Nordic ASI, and no profits or losses have been allocated.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On January 5, 2001, the Company dismissed KPMG LLP ("KPMG") as its principal accountant and on January 5, 2001, the Company retained Tanner + Co., Salt Lake City, Utah ("Tanner"), as its principal accountant.

         The reports of KPMG on the consolidated financial statements of the Company for the two fiscal years ended December 31, 1999 and 1998 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

         The Company's Board of Directors, as of January 5, 2001, had decided to change the Company's independent accountants and appointed Tanner to audit the books and accounts of the Company for the fiscal year ended December 31, 2000.

         In connection with the audits for the fiscal years ended December 31, 1999 and 1998, and the subsequent period through January 5, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused KPMG to make reference thereto in their reports on the financial statements for such years.

         During the fiscal years ended December 31, 1999 and 1998, and the subsequent period through January 5, 2001, KPMG has not advised the Company of any reportable events (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B issued by the Securities and Exchange Commission).

                                    PART III

Item 9. Directors and Officers of the Registrant; Compliance With Section 16(a) of the Exchange Act

         The following table sets forth certain information regarding the executive officers and directors of Dynatec as of March 10, 2001.

Name                                        Age                                 Title
Frederick W. Volcansek, Sr............      54    Chairman of the Board of Directors and Chief Executive Officer
Lloyd M. "Tag" Taggart................      56    Executive Vice President Sales
Mark W. Sperry........................      35    Vice President and Chief Accounting Officer
Reed Newbold..........................      53    Director
Wayne L. Berman.......................      43    Director
John P. Schmitz.......................      45    Director

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

         Mr. Sperry joined the Company in February 1996. Until August 11, 2000 Mr. Sperry worked as the Company's controller. Before joining the Company Mr. Sperry worked in the accounting departments of Thatcher Chemical Company and Kennecott Utah Copper. He received his Masters of Business Administration in 1999 from Westminster College in Salt Lake City, Utah and a B.A. degree in Accounting from the University of Utah in 1991.

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

         From October 29, 1999 through August 11, 2000 Michael L. Whaley served as Senior Vice President and Chief Financial Officer of the Company. Effective August 11, 2000, he resigned from the Company for personal reasons. Prior to joining the Company, Mr. Whaley worked for a year as an Engagement Manager for Prism Consulting International of Bethesda, Maryland, a strategy and operations consulting firm. Before that, he worked as the Director of Westinghouse Electric Corporation's Government Privatization Activities Division from February 1997 though August 1998, and as the Chief Financial Officer of Westinghouse's Commercial Nuclear Fuel Division from January 1993 through February 1997. Mr. Whaley received his B.S. degree in accounting from Norfolk State University in Norfolk, Virginia, and received a Certificate of Completion of the Harvard Business School Program for Management Development in 1996.

Compliance with Section 16(a) of the Exchange Act

         During the year ended December 31, 2000, as far as the Company is aware, all officers and directors prepared and timely filed all Forms 3, 4 and 5 required by Section 16(a) of the Exchange Act.

Board Compensation

         In June 1999, the Company issued stock options to the non-employee members of the Board of Directors, which option grants replace future cash compensation. Employee directors are not compensated for their services on the Board of Directors.

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

Item 10.   Executive Compensation

         The following table sets forth information with regard to compensation for services rendered in all capacities to the Company by the (i) Chief Executive Officer, (ii)the four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and (iii)two additional individuals for whom disclosure would have been provided, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. Information set forth in the table reflects compensation earned by such individuals for services with the Company or its subsidiaries.

                              Summary Compensation Table

                                                                                     Long Term Compensation
                                                                            --------------------------------------------
                                            Annual Compensation                   Awards                 Payouts
                                        ----------------------------------- --------------------- ----------------------
                                                                                       Securities
                                                                   Other    Restricted Underlying
Name and                                                          Annual       Stock    Options/     LTIP     All Other
Principal Position                       Salary       Bonus    Compensation  Award(s)   SARs (1)   Payouts  Compensation
                                Year      ($)          ($)         ($)          ($)        (#)        ($)       ($)

Frederick W. Volcansek, Sr.(2)  2000    205,000         -         25,933         -          -         -           -
                                1999    175,795         -         38,902         -       125,000      -           -
Chairman and CEO                1998       -            -            -           -          -         -           -

Lloyd M. Taggart (3)            2000    168,900         -          4,818         -          -         -           -
Executive Vice President        1999    107,267         -          3,570         -       110,000      -           -
Sales                           1998       -            -            -           -          -         -           -

Michael L. Whaley (4)           2000    144,000         -           326          -          -         -           -
Former Sr. Vice President       1999     24,167         -            85          -       100,000      -           -
and Chief Financial Officer     1998       -            -            -           -          -         -           -

- -----------------
(1) An incentive stock option plan was implemented in May 1999. Options were granted as approved by the Board of Directors on July 6, 1999.
(2) Employed as Company's Chief Executive Officer on February 6, 1999. Other annual compensation includes, personal use of a company vehicle of $2,582, premiums paid on life insurance of $6,880 and non-deductible moving expenses of $16,471.
(3) Employed as Company's Executive Vice President of sales on April 6, 1999. Other annual compensation includes personal use of a company vehicle of $763, and premiums paid on life insurance of $4,055.
(4) Employed as Company's Sr. Vice President and Chief Financial Officer from October 29, 1999 to August 11, 2000. Other annual compensation consists of personal use of a company vehicle.


Employment Agreements

         Mr. Volcansek and Lloyd M. "Tag" Taggart, the Company's Executive Vice President of Sales, each have employment agreements that provide for a period of employment of four years from the date of the agreements, subject to termination and extension provisions. The agreements permit each of them to participate in any incentive compensation plan adopted by the Company and benefit and equity-based plans or arrangements. If the Company terminates either of Mr. Volcansek's or Mr. Taggart's employment for cause, or if either of them terminates their employment without good reason, the Company has no further obligation to pay them under their respective agreements. If the Company terminates either of them without cause, the terminated executive may receive severance pay equal to two years of his then current annual salary. In the event of a merger, acquisition, dissolution or transfer of substantially all of the Company's assets, the employment agreements must then be honored by the surviving entity or it must purchase the agreements for a sum equal to three (3) years' base salary. The employment agreements prohibit each of Messrs. Volcansek and Taggart for two years from the date of termination of their respective employment under the agreements, from becoming an employee, owner (except for investments in up to 5% of the equity securities of a company listed or traded on a national securities exchange or the NASDAQ Stock Market), officer, agent or director of a firm or person that competes with the Company in the consumer products industry. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances. Mr. Volcansek's base salary is $205,000 and Mr. Taggart's base salary is $167,500.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 9, 2001 the number of shares of Common Stock of the Company beneficially owned by all persons known to be holders of more than five percent of the Company's Common Stock and by the executive officers and directors of the Company individually and as a group. Unless indicated otherwise, the address of the shareholder is the Company's principal executive offices, 3820 West Great Lakes Drive, Salt Lake City, Utah 84120.

                          BENEFICIAL OWNERS HOLDING FIVE PERCENT OR MORE OF THE SECURITIES

           Name, Title, and Address of                    Common Stock                 Percent of Class as of
                Beneficial Owner                       Beneficially Owned                   March 9, 2001

Touchstone Transport Services                                457,660                            8.0%
5% Beneficial Owner
c/o Oxford International Management, Inc.
Suite 1402, 14th Floor
PDCP Bank Centre, 8737 Paseo De Roxas
Cor. Makati Avenue, Makati City
Phillipines

Wilford A. Cardon                                            290,000 (1)                        5.0%
5% Beneficial Owner
1819 East Southern Avenue, Suite B-10
Mesa, Arizona 85204-5219

Frederick W. Volcansek, Sr.                                  126,100 (2)                        2.1%
Chairman and Chief Executive Officer

Lloyd M. "Tag" Taggart                                       100,000 (3)                        1.7%
Executive Vice President Sales & Marketing

Reed Newbold                                                  30,300 (4)                           *
Director

Wayne L. Berman                                               25,000 (3)                           *
Director

John P. Schmitz                                               25,000 (5)                           *
Director

Mark W. Sperry
Vice President-Chief Accounting Officer                       23,000 (6)                           *

Directors and Officers as a group                            329,400                            5.7%

- -------------------------
*    Less than one percent.
(1) Includes 90,000 shares and 200,000 options owned respectively by two entities affiliated with Mr. Cardon.
(2) Includes 125,000 shares issuable on exercise of options having an exercise price of $1.625 per share, and 1,100 shares.
(3) All shares issuable on exercise of options having an exercise price of $1.625 per share.
(4) Includes 25,000 shares issuable on exercise of options having an exercise price of $1.625 per share, and 5,300 shares.
(5) All shares issuable on exercise of options having an exercise price of $1.000 per share.
(6) Includes 8,000 shares 10,000 shares and 5,000 shares issuable on exercise of options having an exercise price of $2.500 per share, $1.625 per share and $1.063 per share, respectively.

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

Item 12.   Certain Relationships and Related Transactions

       In February 2001, and due to decreases in the Company's operating capital and borrowing availability, the Company entered into a relationship with Sarkat International, LLC ("Sarkat"), a limited liability company that is owned in part by Reed Newbold, who currently is a member of the Company's board of directors. In connection with this arrangement, Sarkat agreed to provide unsecured, revolving debt financing to Softalk, Inc. or Softalk Communications, Inc., each a subsidiary of the Company, in the aggregate amount of $150,000. In exchange for each advance of funds by Sarkat, the Company (or its subsidiary directly receiving such funds) is to sign a promissory note obligating the Company to repay the principal amount advanced, plus interest calculated on a daily basis at the annual rate of the greater of eight percent or the actual rate of interest paid by Sarkat to obtain such funds, plus a "lender's premium" of 12.5% of the principal amount advanced. Such borrowed funds are disbursed by direct payment by Sarkat to the Company's supplier, who then ships product to the Company, which allows the Company to service pending orders from its customers. Principal, interest and lender's premiums payable to Sarkat are repaid out of loan advances from the Company's secured lender when the Company's accounts receivable borrowing base increases as result of the sales facilitated by the Sarkat loans. The Company's secured lender has consented to this mechanism. To date, the Company owes Sarkat $150,000 in principal and $1,253 in interest. Sarkat has been paid $27,619 in lender's premiums. Debt financing on similar or terms more preferential to the Company was not available to the Company at the time.

       In a transaction related to the Sarkat financing desribed in the preceding paragraph, in January 2001, the Company's Nordic Technologies, Inc. subsidiary ("Nordic") formed a joint venture called Nordic ASI, L.L.C. that is owned 50% by Nordic and 50% by Sarkat. Nordic ASI was formed specifically to enable the Company to pursue sales of its flashlight product line (and other flashlights and products not then offered by the Company) in the advertising, specialty and promotional market (the "ASI Market"). Prior to the formation of Nordic ASI, the Company was not engaged directly in the ASI Market, although until the end of 2000, it was a supplier of flashlight products to one or more companies that sell in the ASI Market. As its capital contribution, the Company contributed rights to sell its products in the ASI Market to Nordic ASI, and agreed to incur the administrative expense associated with operating Nordic ASI and marketing its products for a period of two years. For its capital contribution, Sarkat agreed to provide $200,000 of debt financing to Nordic ASI to enable it to start up its operations. Profits and losses of Nordic ASI will be allocated 70% to Nordic and 30% to Sarkat. Nordic ASI obtained the $200,000 of debt financing provided by Sarkat and has commenced its business of selling to the ASI Market by ordering LED flashlights provided by an unaffiliated third party. The Company believes that, given its current financial condition, it could not have commenced any sales effort in the ASI Market or supplemented its product line for that market absent the formation of the joint venture with Sarkat. To date, no distributions have been made by Nordic ASI, and no profits or losses have been allocated.

       Since prior to 1990, the Company's subsidiary Softalk, Inc., has been a party to a series of royalty agreements with WAC Research Inc., a Utah corporation ("WAC"). The WAC agreements purported to obligate the Company to pay, in perpetuity, royalties on all sales of Softalk shoulder rest products in exchange for the sale to Dynatec of unspecified intellectual property rights associated with the Softalk products. At the time the WAC agreements were negotiated and executed, Donald M. Wood, served as both the Company's Chairman and Chief Executive Officer, and was a shareholder and the president of WAC. The Company believes that WAC obtained rights to the design patents employed in the Softalk products in 1986, when WAC purchased them from the inventor of Softalk and related products in a private transaction. Documents manifesting the assignment to Softalk or Dynatec of the patents were subsequently executed and filed in the U.S. Patent and Trademark Office. Softalk originally filed for and has continued to maintain the registrations of the Softalk trademarks. Notwithstanding the expiration of the design patent covering the original Softalk shoulder rest product in 1990, WAC continued to be paid royalties on all Softalk products. When, in January 1999, Mr. Wood resigned from Dynatec, the Company continued to pay the WAC royalties until, in August 2000, the Company advised WAC that in light of the expiration of the patent for the Softalk product in 1990 the Company would no longer pay royalties for products incorporating expired patents, would not agree to pay royalties on other products in perpetuity, and was seeking reimbursement for royalties paid with respect to the core Softalk product after the expiration of the patent in 1990. WAC disagreed with the Company's position. Litigation ensued. See "Legal Proceedings." Pending resolution of the litigation, the Company has discontinued the payment of all royalties to WAC. Prior to August 2000, and during the years ended December 31, 2000 and 1999, the Company paid WAC $94,677 and $298,420, respectively, in royalties.

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

         10.11 Employment Agreement between the Company and Lloyd M. Taggart, dated as of June 22, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.12 Employment Agreement between the Company and Michael L. Whaley, dated as of October 29, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.13 Commercial Lease between the Company and FRE II I Corporation, a California corporation, dated as of November 4, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.14 Commercial Real Estate Purchase Contract between the Company and Darwin Datwyler dated as of July 16, 1999, as amended through November 4, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.15 Stock Purchase Agreement between the Company and three investors, dated as of May 18, 2000. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended June 30, 2000).

         10.16 Asset Purchase Agreement dated November 22, 2000, by and among Dynatec International, Inc., and Expandable Home Organizers, Inc., a California corporation (Incorporated by reference from Current Report on Form 8-K dated as of November 22, 2000).

         10.17    Form of Promissory Note in favor of Sarkat International,
                  L.L.C.

         10.18    Articles of Organization of Nordic ASI, L.L.C.

         10.19    Operating Agreement of Nordic ASI, L.L.C.

         21 List of Subsidiaries of the Registrant (See, "Subsidiaries of the Company" at page 5).

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on December 7, 2000, that contained Item 2. disclosure pertaining to the Company's disposition of the assets used in its Neat Things! home organization and storage unincorporated division. That report was amended by the filing of Amendment No. 1 on Form 8-K/A, which was filed on December 20, 2000 to file required pro forma financial information.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DYNATEC INTERNATIONAL, INC.




   /s/ Frederick W. Volcansek, Sr.     April 2, 2001
- -----------------------------------   ---------------
Frederick W. Volcansek, Sr.                Date
Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date


    /s/ Frederick W. Volcansek, Sr.    Chairman of the Board of Directors                     April 2, 2001
- -----------------------------------    and Chief Executive Officer (Principal Executive
(Frederick W. Volcansek, Sr.)          Officer)


   /s/ Mark W. Sperry                  Vice President, Chief Accounting Officer               April 2, 2001
- -----------------------------------    and Secretary  (Principal Accounting Officer)
(Mark W. Sperry)


   /s/ Wayne L. Berman                  Director                                              April 2, 2001
- -----------------------------------
(Wayne L. Berman)


   /s/ Reed Newbold                     Director                                              April 2, 2001
- -----------------------------------
(Reed Newbold)


   /s/ John P. Schmitz                  Director                                              April 2, 2001
- -----------------------------------
(John P. Schmitz)