Form 10QSB
period 2001-03-31
DYNATEC INTERNATIONAL INC
filed 2001-05-15
CIK 752208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:    March 31, 2001


[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period from      to
                                        ----    ------------

         Commission File Number:    0-12806


                           DYNATEC INTERNATIONAL, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                      UTAH                                   87-0367267
---------------------------------------------        --------------------------
(State or other jurisdiction of incorporation             (IRS employer
              or organization)                          identification no.)


           3820 Great Lakes Drive
            Salt Lake City, Utah                           84120
---------------------------------------                ----------------
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

The Company had 5,745,640 shares of common stock outstanding at May 2, 2001.

The aggregate market value of voting stock held by non-affiliates of the Company at May 2, 2001 was $492,050.

Transitional small business disclosure format.          Yes   X  No
                                                 ------      ---



                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.................3

         Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2001 and 2000, respectively............................................................5

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000, respectively............................................................6

         Notes to Condensed Consolidated Financial Statements.............................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation.......................................12



PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................................17

Item 6.        Exhibits and Reports on Form 8-K...........................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                     March 31, 2001       December 31,
                                                                                                              2000
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------
                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $      12,047       $     128,536
    Trade accounts receivable, net of allowance for doubtful accounts of $54,297
       and $56,800, at March 31, 2001 and December 31, 2000 respectively                 1,092,286             806,421
    Inventories (note 2)                                                                 1,047,106           1,251,052
    Prepaid expenses and other
                                                                                            96,157             101,096
    Net assets of discontinued operations                                                                      178,873
                                                                                                 -
                                                                                     -------------       -------------

                Total current assets                                                     2,247,596           2,465,978
                                                                                     -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
    Building and improvements                                                            2,865,000           2,865,000
    Furniture, fixtures, and equipment                                                   2,976,585           2,965,150
                                                                                      ------------       -------------
                                                                                         5,841,585           5,830,150
    Less accumulated depreciation and amortization                                       2,394,035           2,274,813
                                                                                     -------------       -------------

                Net property and equipment                                               3,447,550           3,555,337

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES, net (note 2)                                   141,795            150,128

DEFERRED LOAN COSTS, net of accumulated amortization of $62,388 and $56,001,
    respectively                                                                              4,258
                                                                                                                10,645

OTHER ASSETS                                                                                 72,623             91,987
                                                                                     --------------      -------------

                                                                                     $    5,913,822      $   6,274,075
                                                                                     ==============      =============








     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      March 31, 2001      December 31, 2000
                                                                                     -----------------    ----------------
                                                                                     -----------------    ----------------
                                                                                       (Unaudited)
CURRENT LIABILITIES:
    Short-term note payable                                                             $    475,586        $     485,250
    Current portion of long-term debt                                                         60,550               81,175
    Current portion of capital lease obligations                                              73,172               71,848
    Accounts payable                                                                       1,340,477            1,369,958
    Note payable-related party                                                               150,000                    -
    Accrued expenses                                                                         560,501              559,974
    Accrued advertising                                                                      239,066              365,000
    Accrued royalties payable                                                                138,465              105,127
    Net liabilities of discontinued operations                                                21,190
                                                                                       -------------
                                                                                                                        -

              Total current liabilities                                                    3,059,007            3,038,332

DEFERRED GAIN ON SALE OF ASSET                                                               228,962              232,043

CAPITAL LEASE OBLIGATIONS, net of current portion                                          2,870,221            2,887,526
                                                                                       -------------        -------------

              Total liabilities                                                            6,158,190            6,157,901
                                                                                       -------------        -------------

STOCKHOLDERS' EQUITY :
    Common stock, $.01 par value; 100,000,000 shares authorized and 5,745,640
       shares outstanding at March 31, 2001 and December 31, 1999                             57,456               57,456
    Additional paid-in capital                                                            10,320,949           10,320,949
    Accumulated deficit                                                                  (10,622,773)         (10,262,231)
                                                                                       --------------       --------------

              Net stockholders' (deficit) equity                                            (244,368)             116,174
                                                                                     ----------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                      -                    -
                                                                                       $   5,913,822        $   6,274,075
                                                                                       =============        =============

















     See accompanying notes to condensed consolidated financial statements.


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended         Three months ended
                                                                          March 31, 2001             March 31, 2000
                                                                       ----------------------     ----------------------
                                                                       ----------------------     ----------------------
                                                                             (Unaudited)                (Unaudited)

PRODUCT SALES                                                                 1,942,632              $   2,651,289

COST OF SALES                                                                  (981,427)                (1,444,509)
                                                                            ------------             --------------

       Gross Margin                                                             961,205                  1,206,780
                                                                            ------------             --------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                            599,791                    915,104
    General and administrative                                                  576,488                    797,553
    Research and development                                                          -                     94,966
                                                                            ------------             --------------

       Total operating costs and expenses                                     1,176,279                  1,807,623
                                                                            ------------             --------------

          Operating loss from continuing operations                            (215,074)                  (600,843)
                                                                            ------------             --------------

OTHER INCOME (EXPENSE):
    Interest expense                                                           (126,051)                  (135,219)
    Equity in loss of affiliate (note 4)                                        (19,477)                         -
    Other income                                                                     60                      1,577
                                                                            ------------             --------------

       Total other expense, net                                                (145,468)                  (133,642)
                                                                            ------------             --------------

          Loss from continuing operations before income tax benefit
                                                                               (360,542)                  (734,485)

INCOME TAX BENEFIT                                                                    -                          -
                                                                            ------------             --------------

          Loss from continuing operations                                      (360,542)                  (734,485)
                                                                            ------------             --------------

DISCONTINUED OPERATIONS:
    Income from operations of discontinued home storage and
       organization segment net of income tax                                          -                   225,695
                                                                            ------------             --------------

          Net loss                                                          $  (360,542)             $    (508,790)
                                                                            ============             ==============

LOSS PER SHARE FROM CONTINUING OPERATIONS- BASIC AND DILUTED
                                                                            $      (.06)             $        (.17)
                                                                            ============             ==============

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS- BASIC AND DILUTED
                                                                            $          -             $         .05
                                                                            ============             ==============

NET LOSS PER SHARE- BASIC AND DILUTED                                       $      (.06)             $        (.12)
                                                                            ============             ==============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                   5,745,640                  4,268,896
                                                                            ============             ==============






     See accompanying notes to condensed consolidated financial statements.


                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three months ended         Three months ended
                                                                                  March 31, 2001             March 31, 2000
                                                                               ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                (Unaudited)                (Unaudited)
   Net loss                                                                         $  (360,542)          $
                                                                                                                  (508,790)
   Net income from discontinued operations                                                    -                   (225,695)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    128,346                    145,958
       Amortization of deferred loan costs                                                6,387                      6,387
       Amortization of deferred gain on sale of assets                                   (3,081)                    (3,082)
       Forgiveness of liquidated damages related to convertible
           debenture (note 4)                                                                 -                    (13,523)
       Gain on sale of assets                                                               (60)                    (1,577)
       Provision for losses on accounts receivable                                       (2,503)                     7,190
       Changes in operating assets and liabilities:
               Trade accounts receivable                                               (283,362)                  (363,204)
               Inventories                                                              203,946                   (260,926)
               Prepaid expenses                                                           4,939                    159,987
               Other assets                                                              19,364                    (26,336)
               Accounts payable                                                         (29,481)                   646,461
               Accrued expenses                                                             527                    (11,241)
               Accrued advertising                                                     (125,934)                  (262,097)
               Accrued royalties                                                         33,338                      5,046
                                                                               ----------------           ----------------
            Net cash used in continuing operating activities                           (408,116)                  (705,442)
            Net cash provided by discontinued operating activities                      200,063                    451,390
                                                                               ----------------           ----------------
                  Net cash used in operating activities                                (208,053)                  (254,052)
                                                                               ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale of assets                                                      200                      2,600
  Purchase of property and equipment                                                    (12,366)                   (96,490)
                                                                               ----------------           ----------------
            Net cash used in continuing investing activities                            (12,166)                   (93,890)
            Net cash used in discontinued investing activities                                -                          -
                                                                               ----------------           ----------------
                  Net cash used in investing activities                                 (12,166)                   (93,890)
                                                                               ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                                            (9,664)                   226,554
  Net payments on long-term debt                                                        (20,625)                   (20,625)
  Net principal payments on capital lease obligations                                   (15,981)                   (14,373)
  Net proceeds from related party note payable                                          150,000                          -
  Payment to retire convertible debenture                                                     -                 (1,500,000)
  Proceeds from the issuance of common stock related to private
      placement                                                                               -                  1,600,000
                                                                               ----------------           ----------------
           Net cash provided by continuing financing activities                         103,730                    291,556
           Net cash used in provided by  discontinued financing activities                    -                          -
                                                                               ----------------           ----------------
                  Net cash provided by financing activities                             103,730                    291,556
                                                                               ----------------           ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (116,489)                   (56,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    128,536                    244,755
                                                                               ----------------           ----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $       12,047            $       188,369
                                                                               ================           ================


     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                            Three months ended        Three months ended
                                                                              March 31, 2001            March 31, 2000
                                                                           ----------------------    ----------------------
                                                                           ----------------------    ----------------------
                                                                                (Unaudited)               (Unaudited)
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                        $ 123,793                 $ 144,492

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital leases                                  -                     2,220

    Conversion of Convertible Debentures and accrued interest for
         common stock                                                                     -                   135,819









     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

         Dynatec International, Inc., a Utah corporation ("Dynatec" or the "Company"), is a manufacturer and distributor of consumer products in the following major product lines: telecommunication headsets and amplifiers and telephone accessories, and flashlights. Dynatec is located in Salt Lake City, Utah. The Company conducts most of its operations through its wholly owned subsidiaries: Softalk, Inc., SofTalk Communications, Inc., Arnco Marketing, Inc., and Nordic Technologies, Inc. Unless specified to the contrary herein, references to Dynatec or to the Company refer to the Company and its subsidiaries on a consolidated basis.

         The Company's business follows seasonal trends. As a result the Company experiences its highest revenues in the fourth quarter. Because the Company sells its products primarily to major retailers, the Company's sales performance is significantly dependent on the performance of those retailers.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2001, and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2001.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

         Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, flashlights, and other miscellaneous products as of March 31, 2001 and December 31, 2000, respectively, are summarized as follows:

                                              March 31, 2001       December 31,
                                                                       2000
                                              ---------------     --------------
 Raw materials............................        $ 333,308            $423,667
 Work-in-Process..........................           61,911              65,390
 Finished Goods...........................          651,887             761,995
                                              ---------------     --------------
                                                 $1,047,106          $1,251,052
                                              ===============     ==============

Basic and Diluted Net Income (Loss) Per Common Share

         Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented.
Diluted loss per common share is the amount of loss for the period for each share of common stock outstanding during the reporting period and for each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

         In calculating net loss per share for the three months ended March 31, 2001, and 2000, warrants and options to purchase 593,250 and 775,750 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Transworld Products, Inc. (Transworld) on July 15, 1999. The goodwill is being amortized using the straight-line basis over two years. The balance as of March 31, 2001 and December 31, 2000 was as follows:

                                                 2001            2000
                                               ----------     -----------
                                               ----------     -----------
             Goodwill                           $ 34,306        $ 34,306
             Accumulated amortization             27,873          25,729
                                               ----------     -----------
                                               ----------     -----------
                                                $  6,433         $ 8,577
                                               ==========     ===========


(3)      BUSINESS SEGMENT INFORMATION

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

                                                            THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------
REVENUES:                                                      2001                 2000
-----------------------------------------------------     ---------------     ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........           $ 1,714,000         $ 1,866,000
Flashlights......................................               201,000             588,000
Hardware/Houseware...............................                28,000             197,000
                                                          ---------------     ------------------
                                                          ---------------     ------------------

       Total.....................................           $ 1,943,000         $ 2,651,000
                                                          ===============     ==================


                                                            THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------
OPERATING INCOME (LOSS):                                       2001                  2000
-----------------------------------------------------     ----------------      ----------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........           $  (64,000)         $  (137,000)
Flashlights......................................             (137,000)            (412,000)
Hardware/Houseware...............................              (14,000)             (52,000)
                                                          ----------------      ----------------
                                                          ----------------      ----------------

                                                            $ (215,000)         $  (601,000)
                                                          ================      ================


                                                            THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------
DEPRECIATION AND AMORTIZATION (1):                             2001                 2000
-----------------------------------------------------     ----------------    ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........           $  113,000          $  103,000
Flashlights......................................               14,000              32,000
Hardware/Houseware...............................                1,000              11,000
Miscellaneous/Mass Market........................
                                                                     -                   -
                                                          ----------------    ------------------

       Total.....................................           $  128,000          $   146,000
                                                          ================    ==================



(1) Amortization includes all amortization relating to goodwill, product license rights, non-competes and purchased patents.


Information as to the assets and capital expenditures of Dynatec International, Inc. is as follows:

                                                            MARCH 31,          DECEMBER 31, 2000
ASSETS:                                                        2001
----------------------------------------------------    ------------------    --------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........         $  4,945,000          $  4,098,000
Flashlights......................................              682,000             1,111,000
Hardware/Houseware...............................              102,000               554,000
Discontinued operations..........................                    -               179,000
                                                        ------------------    --------------------
       Total assets for reportable segments......            5,729,000             5,942,000

Other assets.....................................               73,000                92,000
Deferred loan costs and other assets not
   allocated to segments.........................              112,000               240,000
                                                        ------------------    --------------------
       Consolidated total........................         $  5,914,000          $  6,274,000
                                                        ==================    ====================

                                                           THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------------
CAPITAL EXPENDITURES:                                          2001                  2000
----------------------------------------------------    ------------------    ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........          $    12,000             $   72,000
Flashlights......................................                    -                 21,000
Hardware/Houseware...............................          $         -                  5,000
                                                        ------------------    ------------------
       Total.....................................          $    12,000             $   98,000
                                                        ==================    ==================


Information as to Dynatec International, Inc.'s operations in different geographical areas is as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------
REVENUES:                                           2001                 2000
------------------------------------------     -------------    ----------------
United States..........................     $    1,935,000      $    2,543,000
Other (1)..............................              8,000             108,000

                                               -------------    ----------------

       Total...........................     $    1,943,000      $    2,651,000
                                               =============    ================

(1) Includes Canada, Europe, and other miscellaneous.

                                                THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------
OPERATING LOSS:                                2001                 2000
-------------------------------------  -----------------     -------------------

United States........................  $  (215,000)          $  (601,000)
                                       =================     ===================


                                           MARCH 31,           DECEMBER 31,
ASSETS:                                      2001                  2000
-------------------------------------  -----------------     -------------------
United States........................  $  5,638,000          $  5,978,000
Asia.................................       276,000               296,000
                                       -----------------     -------------------

       Total.........................  $  5,914,000          $  6,274,000
                                       =================     ===================






(4)      JOINT VENTURE

         In January 2001, the Company's Nordic Technologies, Inc. subsidiary ("Nordic") formed a joint venture called Nordic ASI, L.L.C. that is owned 50% by Nordic and 50% by Sarkat International, L.L.C., a Utah limited liability company that is owned, in part, by Reed Newbold, who is a member of the Company's board of directors. Nordic ASI was formed specifically to enable the Company to pursue sales of its flashlight product line (and other flashlights and products not then offered by the Company) in the advertising, specialty and promotional market (the "ASI Market"). Prior to the formation of Nordic ASI, the Company was not engaged directly in the ASI Market, although until the end of 2000, it was a supplier of flashlight products to one or more companies that sell in the ASI Market. As its capital contribution, the Company contributed rights to sell its products in the ASI Market to Nordic ASI, and agreed to incur the administrative expense associated with operating Nordic ASI and marketing its products for a period of two years. For its capital contribution, Sarkat agreed to provide $200,000 of debt financing to Nordic ASI to enable it to start up its operations. Profits and losses of Nordic ASI will be allocated 70% to Nordic and 30% to Sarkat. Nordic ASI obtained the $200,000 of debt financing provided by Sarkat and has commenced its business of selling to the ASI Market by ordering LED flashlights provided by an unaffiliated third party. The Company believes that, given its current financial condition, it could not have commenced any sales effort in the ASI Market or supplemented its product line for that market absent the formation of the joint venture with Sarkat.


(5)      GOING CONCERN

         Based on current operations, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of the year 2001. The Company is currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending or additional sales of the Company's debt or equity securities to finance its ongoing operations. Additionally, the Company has entered into interim financing transactions, including $150,000 of revolving unsecured credit provided by an entity affiliated with a member of the Company's board of directors. The Company also is pursuing other, types of commercial and private financing which could involve sales of substantial portions of the Company's accounts receivable, sales of the Company's assets or sales of one or more operating divisions. The Company's sales have been adversely affected by the Company's reduced credit availability and lack of access to other financing because of its reduced ability to purchase product to fill existing orders. If additional financing is not obtained in the near future, the Company will be required to more significantly curtail its operations or seek protection under bankruptcy laws.

 ITEM  2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three months ended March 31, 2001 and 2000, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.

                                           (ROUNDED)
                                     For the Three Months
                                             Ended
                                   --------------------------
                                                                %OF
                                                                CHG
                                                               FROM
                                                               2000
                                     MARCH 31,   MARCH 31,      TO
                                      2001         2000        2001
                                     ---------   --------      ----
  Unaudited Statement of
  Operations Data:
         Product sales.............   $1,943,000  $2,651,000  (26.7)%

         Cost of sales.............      982,000   1,444,000  (32.0)
                                      ----------  ----------

                 Gross margin......      961,000   1,207,000  (20.4)
                                      ----------  ----------

  Operating Costs and Expenses:
         Selling expenses..........      600,000     915,000  (34.4)

         General and administrative      576,000     798,000  (27.8)

         Research and development..            -      95,000 (100.0)
                                      ----------  ----------

                 Total operating
                 costs and
                 expenses..........    1,176,000   1,808,000  (35.0)
                                      ----------  ----------
  Other Income (Expense), net:
         Interest expense..........    (127,000)   (135,000)   (5.9)

         Equity in loss of              (19,000)          -       -
         affiliate.................
         Other income..............           -       2,000  (100.0)
                                      ----------  ----------
         Total other income
        (expense)..................    (146,000)   (133,000)    9.8

         Loss from continuing          (361,000)   (734,000)  (50.8)
         operations................

  Discontinued Operations:
      Income from discontinued
      operations                              -     225,000  (100.0)
                                      ----------  ----------

         Net loss..................  $ (361,000) $ (509,000)  (29.1)
                                     =========== ===========

  Unaudited Supplemental Information:

  Revenue by product line type:
      Telecommunication headsets
      and amplifiers and
      telephone accessories.......  $ 1,714,000 $ 1,866,000      (8.1)
      Flashlights..................      201,000     588,000    (65.8)
      Hardware/houseware...........       28,000     197,000    (85.8)
                                      ----------  ----------
          Total product               $1,943,000 $ 2,651,000    (26.7)
          sales and other..........   ========== ===========




Following are explanations of significant period-to-period changes for the three months ended March 31, 2001 and 2000:

Revenues

         Total Product Sales. Total product sales decreased by $708,000, or 26.7%, from $2,651,000 to $1,943,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Telecommunication Headsets and Amplifiers and Telephone Accessories. Telecommunication headsets and amplifiers and telephone accessories sales decreased $152,000, or 8.1%, from $1,866,000 to $1,714,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease is primarily related to decreases in sales of the Company's shoulder rest products of $251,000, and telephone headsets and amplifiers of $162,000. These sales decreases were partially attributable to the Company's inability to acquire product to fill existing orders because of decreased credit availability and a lack of alternate capital resources. The decrease was offset in part by an increase of $202,000 in the Company's Twisstop products and $59,000 in other telephone accessory products. Overall gross margins for this product line decreased to 53.7% from 57.4% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, as a result of the sales mix.

         Flashlights. Flashlight revenues decreased $387,000, or 65.8% from $588,000 to $201,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease was primarily the result of the company's decision to move its flashlight manufacturing to a different Asian supplier causing some short term delays in the delivery of product and to the Company's decreased credit availability and lack of alternate capital resources. Overall gross margins for products in this category increased from 14.9% to 18.6% for the three months ended March 31, 2001 when compared to March 31, 2000, as a result of a decrease in material costs of the products due to a change in the manufacturer.

         Houseware/Hardware. Houseware/hardware revenues decreased $169,000, or 85.8%, from $197,000 to $28,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease is primarily attributable to the loss of the Company's main customer in the doorstops product line as a result of an increase in the Company's pricing. Overall gross margins for products in this category increased from 24.8% to 40.3% for the three months ended March 31, 2001 compared to March 31, 2000, as a result of the increase in pricing.


Operating Costs and Expenses

         Selling Expenses. Selling expenses decreased $315,000, or 34.4%, from $915,000 to $600,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease is due in part to a decrease in salaries for sales personnel of $61,000 due to a reduction in force of the sales support staff, as well as decreases in commissions paid to outside sales representatives of $65,000, travel related expenses of $48,000, consulting fees of $47,000, freight expenses of $45,000 and royalties of $21,000.

         General and Administrative Expenses. General and administrative expenses decreased $222,000, or 27.8%, from $798,000 to $576,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease in general and administrative expenses was primarily the result of a decrease of $50,000 in salaries paid as a result of the Company's August 11, 2000 reduction in force, as well as a decrease in legal and accounting fees of $52,000, consulting fees of $41,000, office and computer supplies of $25,000, employee recruitment and education expenses of $19,000, and a decrease of $18,000 in travel related expenses.

         Research and Development. Research and development expenses decreased by $95,000, from $95,000 to -0- for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was primarily attributable to the completion in 2000 of the Company's research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

         Total Operating Costs and Expenses. Total operating costs and expenses decreased by $632,000, or 35.0%, from $1,808,000 to $1,176,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, for the reasons discussed above.

         Interest Expense. Interest expense decreased $8,000, or 5.9%, from $135,000 to $127,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease is primarily the result of the Company's reduction in interest expenses related to its revolving credit facility. These decreases were offset in part by an increase in interest expense related to the Company's joint venture and financing arrangement with Sarkat International, LLC (see note 4 to the condensed consolidated financial statements).

         Equity in loss of affiliate. Equity in loss of affiliate decreased by $19,000 from -0- to $(19,000) for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease is attributable to the Company's joint venture with Sarkat International, LLC (see note 4 to the condensed consolidated financial statements).

         Other Income/expense. Other income (expense) decreased $2,000, from $2,000 to -0- for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease is due to a gain on sale of assets of $2,000 that occurred in the three months ended March 31, 2000.

         Discontinued operations. Income from discontinued operations decreased $225,000 from $225,000 to -0 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease is attributable to the sale of the assets of the Company's Neat Things! (TM) home organization and storage product line in November 2000.

         Net loss. The net loss decreased by $148,000, or 29.1%, from a loss of $509,000 to a loss of $361,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to a combination of the factors described above.

Liquidity and Capital Resources

         General

         The Company's principal sources of liquidity historically have been cash flows from operations, cash on hand and borrowing under the Company's existing secured revolving credit facility. On May 27, 1998, the Company obtained its secured revolving credit facility from a regional financing institution for up to $5,000,000, bearing interest at a rate of prime plus one percent, with interest payable monthly. In previous amendments to the credit agreement the maximum line was decreased to $2,200,000 and the interest rate was increased to a rate of prime plus five percent. The Company's assets, including accounts receivable and inventories, secure the credit facility. The note underlying the revolving credit line is due May 26, 2001. On April 5, 2001 the Company and its lending institution entered into a Tenth Amendment to the Credit Agreement (the "Tenth Amendment"). Pursuant to this amendment the maximum line decreased from $2,200,000 to $600,000. Notwithstanding the extent of the maximum borrowing under the note, the covenants of the agreement limit the Company's borrowing availability based on percentages of current inventory and accounts receivable. Under the terms of the loan agreement, the Company is required to maintain financial covenants and ratios, including book net worth, net income and debt service coverage. As of March 31, 2001 the Company was in default of certain of these financial covenants. Although the Company's secured lender has not indicated its intention to accelerate payment of the outstanding balance payable under the note because of such defaults, it has informed the Company will not extend the payment deadline for the note, nor will the lender extend additional credit to the Company. The Company is therefore attempting to locate an alternate source of commercial lending.

         In February 2001, and due to decreases in the Company's operating capital and borrowing availability, the Company entered into a relationship with Sarkat International, LLC ("Sarkat"), a limited liability company that is owned in part by Reed Newbold, who currently is a member of the Company's board of directors. In connection with this arrangement, Sarkat agreed to provide unsecured, revolving debt financing to Softalk, Inc. or Softalk Communications, Inc., each a subsidiary of the Company, in the aggregate amount of $150,000. In exchange for each advance of funds by Sarkat, the Company (or its subsidiary directly receiving such funds) is obligated to repay the principal amount advanced, plus interest calculated on a daily basis at the annual rate of the greater of eight and one-half percent or the actual rate of interest paid by Sarkat to obtain such funds, plus a "lender's premium" of 12.5% of the principal amount advanced. Such borrowed funds are disbursed by direct payment by Sarkat to the Company's supplier, who then ships product to the Company, which allows the Company to service pending orders from its customers. Principal, interest and lender's premiums payable to Sarkat, to the extent paid, have been repaid out of loan advances from the Company's secured lender when the Company's accounts receivable borrowing base increases as result of the sales facilitated by the Sarkat loans. The Company's secured lender has consented to this mechanism. As of May 2, 2001, the Company owes Sarkat $150,000 in principal $2,493 in interest and $5,625 in lenders premium. Sarkat has been paid $27,619 in lender's premiums. The principal and interest are due 180 days from the date of the advance. Debt financing on similar or terms more preferential to the Company was not available to the Company at the time.

         March 31, 2001 Compared to December 31, 2000

         As of March 31, 2001 the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $1,104,000, an increase of 18.1%, or $169,000, from December 31, 2000 when liquid assets were $935,000. Cash decreased $116,000, or 90.6%, to $12,000 at March 31, 2001 from $128,000 at
December 31, 2000. The decrease in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general-purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. Trade accounts receivable increased $286,000, or 35.5%, to $1,092,000 at March 31, 2001 from $806,000 at
December 31, 2000. This increase is primarily the result of increased sales in March 2001.

         Current assets decreased by $218,000, or 8.8%, to $2,248,000 at March 31, 2001 from $2,466,000 at December 31, 2000. This decrease was primarily the result of a decrease in cash of $116,000, discussed above, a decrease in inventory by $204,000 primarily due to the Company's efforts to reduce inventory levels to a one month's supply, and a decrease in net assets of discontinued operations of $179,000 due to the sale of the assets of the Company's Neat Things! (TM) home organization and storage product line. The decrease in current assets was offset in part by an increase in trade accounts receivable, as discussed above.

         Long-term assets decreased $142,000, or 3.7%, to $3,666,000 at March 31, 2001 from $3,808,000 at December 31, 2000. This decrease was primarily the result of recurring depreciation expense on property and equipment, and amortization of deferred loan costs, and other intangibles.

         Current liabilities increased by $21,000, or 0.7%, to $3,059,000 at March 31, 2001 from $3,038,000 at December 31, 2000. This increase was primarily due to an increase of $150,000 in note payable-related party as a result of the Company's February 2001 agreement with Sarkat, and an increase in accrued royalties of $54,000. These increases were offset in part by a decrease in accrued advertising of $126,000, trade accounts payable of $29,000 and the current portion of long term debt of $21,000.

         The Company's working capital deficit increased by $239,000, or 41.8%, to ($811,000) at March 31, 2001 from ($572,000) at December 31, 2000, for the reasons described above.

         The Company used cash of $408,000 from continuing operating activities during the three months ended March 31, 2001, primarily from the net loss incurred during the period, an increase in trade accounts receivable and a decrease in accrued advertising, offset in part by decreased inventory levels.

         The Company used net cash of $12,000 in investing activities during the three months ended March 31, 2000, primarily for capital expenditures for property and equipment.

         The Company provided net cash of $104,000 from financing activities during the three months ended March 31, 2001 primarily as a result of the proceeds from the related party note payable, offset in part by payments made on the Company's revolving line-of-credit, long-term debt and capital lease obligations during the period.

         Based on current operations, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of the year 2001. The Company is currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending or additional sales of the Company's debt or equity securities to finance its ongoing operations. Additionally, the Company has entered into interim financing transactions, including $150,000 of revolving unsecured credit provided by an entity affiliated with a member of the Company's board of directors. The Company also is pursuing other types of commercial and private financing which could involve sales of substantial portions of the Company's accounts receivable, sales of the Company's assets or sales of one or more operating divisions. The Company's sales and financial condition have been adversely affected by the Company's reduced credit availability and lack of access to alternate financing because of its reduced ability to purchase product to fill existing orders. If additional financing is not obtained in the near future, the Company will be required to more significantly curtail its operations or seek protection under bankruptcy laws.

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

Forward Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to, potential increases in inventory costs, competition, the Company's ability to obtain additional working capital to fund future growth and any of the risks described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On February 8, 2001, the Company waived service of a summons with respect to a complaint filed in the U.S. District court in the District of Utah by K&S Flashlight, Inc. ("K&S"), a Taiwan company that was the Company's flashlight supplier from 1998 through 2000. The lawsuit names as defendants both Dynatec and its subsidiary, Nordic Technologies, Inc. The lawsuit alleges that the Company owes K&S in excess of $100,000 for the Company's alleged failure to pay amounts due to K&S for flashlight products shipped during 2000, and seeks damages in an unspecified amount. The Company has filed its answer and intends to vigorously defend the lawsuit.

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

         On February 12, 1998, Fuji Corporation filed a claim with the International Trade Commission seeking a cease and desist order against approximately 30 entities. Fuji sought to enlist the aid of the U.S. Customs Department in preventing the importation of single-use cameras which are manufactured by any of the defendant entities and which infringe the patents of Fuji. The Company does not manufacture single-use cameras, but previously has distributed single-use cameras, which have been refurbished and reloaded in Mainland China. The Company was therefore involved in the Fuji proceeding. The Company engaged intellectual property counsel and vigorously defended its position until December 1998, when the Company sold its remaining inventory of single-use cameras to another entity. In connection with that sale, any liability of the Company in connection with the Fuji proceeding, including the costs of further defending the action, were assumed by the purchaser of the Company's single-use camera inventory, although the Company nominally remains part of that litigation.

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

         10.12 Commercial Lease between the Company and FRE III Corporation, a California corporation, dated as of November 4, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.13 Commercial Real Estate Purchase Contract between the Company and Darwin Datwyler dated as of July 16, 1999, as amended through November 4, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.14 Stock Purchase Agreement between the Company and three investors, dated as of May 18, 2000. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended June 30, 2000).

         10.15 Asset Purchase Agreement dated November 22, 2000, by and among Dynatec International, Inc., and Expandable Home Organizers, Inc., a California corporation (Incorporated by reference from Current Report on Form 8-K dated as of November 22, 2000).

         10.16 Form of Promissory Note in favor of Sarkat International, L.L.C. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2000).

         10.17 Articles of Organization of Nordic ASI, L.L.C. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2000)

         10.18 Operating Agreement of Nordic ASI, L.L.C. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2000)

(b)    Forms 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DYNATEC INTERNATIONAL, INC.



  /s/ Frederick W. Volcansek, Sr.                    May 14, 2001
--------------------------------------------         ------------
Frederick W. Volcansek, Sr.                                    Date
Chairman & CEO



  /s/ Mark W. Sperry                                 May 14, 2001
--------------------------------------------         ------------
Mark W. Sperry                                                Date
Vice President & Chief Accounting Officer