Form 10KSB/A
period 2000-12-31
DYNATEC INTERNATIONAL INC
filed 2001-06-08
CIK 752208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2000 or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from -----  to -------

Commission File Number:    0-12806

                           DYNATEC INTERNATIONAL, INC.
                           ---------------------------
               (Exact name of registrant specified in its charter)

             UTAH                                          87-0367267
--------------------------------------         ---------------------------------
 (State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

      3820 Great Lakes Drive
      Salt Lake City, Utah                                   84120
---------------------------------------          -------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (801) 973-9500
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $0.01 per share)
--------------------------------------------------------------------------------

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

         Transitional small business disclosure format.        Yes   X  No



                                TABLE OF CONTENTS

                                  INTRODUCTION

         This Amendment No. 1 to the Annual Report on form 10-KSB for the period ended December 31, 2000, of Dynatec International, Inc. (the "Company") is submitted to amend the company's disclosure regarding Staff Accounting Bulletin
101 Revenue Recognition in Financial Statements found in the following items:

       Part II-
              Item 6. Management's Discussion and Analysis or Plan of Operation
              Item 7. Financial Statements



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

                                                    Date           Date Acquired
                       Subsidiary                 Organized          By Company
         ----------------------------------    ---------------    --------------
         Softalk, Inc. (1)                         7/15/82              4/18/83
         Arnco Marketing, Inc. (2)                 7/22/86              9/30/91
         Nordic Technologies, Inc. (3)            10/25/96             10/25/96
         SofTalk Communications, Inc. (4)         12/23/96             12/23/96
--------------

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

--------------------------------------------------------------------------------

Trademarks



                                                                                                     Year of
                                                                                                    Trademark
                                                                               Trademark           Expiration
         Product                                Country                      Granted/Filed         or Renewal
--------------------------------------------------------------------------------------------------------------------

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




Patents                                                                                              Year of
-------                                                                                              Patent
                                                                                Patent             Expiration
Product                                         Country                      Granted/Filed         or Renewal
--------------------------------------------------------------------------------------------------------------------

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

Major Customers

Telecommunication Headsets and Amplifiers and Telephone Accessories
-------------------------------------------------------------------

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

Flashlights
-----------

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

Hardware/Housewares
-------------------

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

                           PRICE RANGE OF COMMON STOCK

======================= ==================== ====================

Quarter & Year          Market High           Market Low
----------------------- -------------------- --------------------

1st 1999                $4.31                $2.25
----------------------- -------------------- --------------------

2nd 1999                $3.00                $1.63
----------------------- -------------------- --------------------

3rd 1999                $1.86                $0.81
----------------------- -------------------- --------------------

4th 1999                $1.25                $0.88
----------------------- -------------------- --------------------

1st 2000                $4.34                $1.00
----------------------- -------------------- --------------------

2nd 2000                $2.63                $0.94
----------------------- -------------------- --------------------

3rd 2000                $1.06                $0.38
----------------------- -------------------- --------------------

4th 2000                $1.25                $0.06
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

Revenue Recognition

         The Company recognizes revenue according to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when a sales order has been received, the price is fixed and determinable, the order is shipped, collection is reasonably assured and the Company has no significant obligations remaining.

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

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
REVENUES:                                                      2000                 1999
-----------------------------------------------------     ---------------     ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........         $ 6,084,000         $ 7,320,000
Flashlights......................................           1,819,000           1,810,000
Hardware/Houseware...............................             791,000             845,000
Mass Market......................................                 -               992,000
                                                          ---------------     ------------------

       Total.....................................         $ 8,694,000         $10,967,000
                                                          ===============     ==================


                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
OPERATING INCOME (LOSS):                                       2000                  1999
-----------------------------------------------------     ----------------      ----------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........         $(1,318,000)          $(1,234,000)
Flashlights......................................          (1,882,000)           (1,251,000)
Hardware/Houseware...............................
                                                             (400,000)             (536,000)
Mass Market......................................               -                     6,000
                                                          ----------------      ----------------

       Total.....................................         $(3,600,000)          $(3,015,000)
                                                          ================      ================


                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
DEPRECIATION AND AMORTIZATION (1):                             2000                 1999
-----------------------------------------------------     ----------------    ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........           $ 342,000             $ 404,000
Flashlights......................................             123,000                77,000
Hardware/Houseware...............................              69,000                79,000
Discontinued operations..........................              37,000                28,000
                                                          ----------------    ------------------

       Total.....................................           $ 571,000             $ 588,000
                                                          ================    ==================

(1) Amortization includes all amortization relating to product license rights, goodwill, non-competes and purchased patents.

         Information as to the assets and capital expenditures of the Company is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
ASSETS (1):                                                    2000                 1999
----------------------------------------------------      ----------------    ------------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........        $  4,098,000          $  5,905,000
Flashlights......................................           1,111,000             1,943,000
Hardware/Houseware...............................             554,000               742,000
Discontinued operations..........................             179,000                47,000
                                                        ----------------    ------------------
       Total assets for reportable segments......           5,942,000             8,637,000

Other assets.....................................              92,000               119,000
Deferred loan costs and other assets not
   allocated                to segments..........             240,000               697,000
                                                        ----------------    ------------------
       Consolidated total........................        $  6,274,000          $  9,453,000
                                                        ================    ==================


                                                             YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
CAPITAL EXPENDITURES:                                          2000                 1999
----------------------------------------------------      ----------------    -----------------
Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........           $ 283,000             $ 222,000
Flashlights......................................              93,000                87,000
Hardware/Houseware...............................               -                     -
Discontinued operations..........................               -                    28,000
                                                          ----------------    -----------------

       Total.....................................           $ 376,000             $ 337,000
                                                          ================    =================

         Information as to the Company's operations in different geographical areas is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
REVENUES:                                           2000                 1999
------------------------------------------     ----------------    -----------------
United States..........................        $   8,432,000        $ 10,793,000
Other (1)..............................              262,000             174,000
                                               ----------------    -----------------

       Total...........................        $   8,694,000        $ 10,967,000
                                               ================    =================

(1)      Includes Canada, Europe and other miscellaneous.


                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
OPERATING LOSS:                                     2000                 1999
------------------------------------------     ----------------    -----------------

United States..........................           $(3,600,000)        $(3,015,000)
                                               ================    =================


                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
ASSETS:                                             2000                 1999
------------------------------------------     ----------------    -----------------
United States..........................          $  6,083,000        $  9,083,000
Asia...................................               191,000             370,000
                                               ----------------    -----------------

       Total...........................          $  6,274,000        $  9,453,000
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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



DYNATEC INTERNATIONAL, INC.




   /s/ Frederick W. Volcansek, Sr.     June 7, 2001
-----------------------------------   ---------------
Frederick W. Volcansek, Sr.                Date
Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date


    /s/ Frederick W. Volcansek, Sr.    Chairman of the Board of Directors                    June 7, 2001
-----------------------------------    and Chief Executive Officer (Principal Executive
(Frederick W. Volcansek, Sr.)          Officer)


   /s/ Mark W. Sperry                  Vice President, Chief Accounting Officer              June 7, 2001
-----------------------------------    and Secretary  (Principal Accounting Officer)
(Mark W. Sperry)


   /s/ Wayne L. Berman                  Director                                             June 7, 2001
-----------------------------------
(Wayne L. Berman)


   /s/ Reed Newbold                     Director                                             June 7, 2001
-----------------------------------
(Reed Newbold)


   /s/ John P. Schmitz                  Director                                             June 7, 2001
-----------------------------------
(John P. Schmitz)