Form 10QSB
period 2001-06-30
DYNATEC INTERNATIONAL INC
filed 2001-08-20
CIK 752208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:    June 30, 2001


[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period from _______  to _________

         Commission File Number:    0-12806


                           DYNATEC INTERNATIONAL, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             UTAH                                               87-0367267
 ---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                  (IRS employer
         or organization)                                   identification no.)


       3820 West Great Lakes Drive
        Salt Lake City, Utah                                       84120
---------------------------------------                           --------------
(Address of principal executive offices)                          (Zip Code)


                                 (801) 973-9500
                                  -------------
                (Issuer's telephone number, including area code)

                                       N/A
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. X Yes  No
                                                                      ---   --

The Company had 6,095,640 shares of common stock outstanding at August 17, 2001.

The aggregate market value of voting stock held by non-affiliates of the Company at August 17, 2001 was $346,349.

Transitional small business disclosure format.          Yes   X  No
                                                     ---     ---

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..................3

         Condensed Consolidated Statements of Operations for the three months ended
         June 30, 2001 and 2000, respectively.............................................................5

         Condensed Consolidated Statements of Operations for the six months ended
         June 30, 2001 and 2000, respectively.............................................................6

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000, respectively.............................................................7

         Notes to Condensed Consolidated Financial Statements.............................................9

Item 2.  Management's Discussion and Analysis or Plan of Operation.......................................14



PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings...............................................................................20

Item 2.  Changes in Securities and Use of Proceeds.......................................................22

Item 6.  Exhibits and Reports on Form 8-K................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      ASSETS
                                                                                        June 30,          December 31,
                                                                                          2001                2000
                                                                                     ---------------     -------------
                                                                                      (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                        $      16,982       $     128,536
    Trade accounts receivable, net of allowance for doubtful accounts of $13,739
      and $56,800, at June 30, 2001 and December 31, 2000 respectively (note 2)            167,431             806,421
    Accounts receivable-other                                                              154,965                   -
    Inventories (note 2)                                                                 1,057,563           1,251,052
    Prepaid expenses and other                                                              90,164             101,096
    Net assets of discontinued operations                                                        -             178,873
                                                                                     -------------       -------------

                Total current assets                                                     1,487,105           2,465,978
                                                                                     -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
    Building and improvements                                                            2,865,000           2,865,000
    Furniture, fixtures, and equipment                                                   2,967,591           2,965,150
                                                                                     -------------       -------------
                                                                                         5,832,591           5,830,150
    Less accumulated depreciation and amortization                                       2,499,773           2,274,813
                                                                                     -------------       -------------

                Net property and equipment                                               3,332,818           3,555,337

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES, net (note 2)                                  129,173             150,128

DEFERRED LOAN COSTS, net of accumulated amortization of $66,646 and $56,001,
    respectively                                                                                 -              10,645

OTHER ASSETS                                                                                32,518              91,987
                                                                                     -------------       -------------

                                                                                     $   4,981,614       $   6,274,075
                                                                                     =============       =============

     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                       LIABILITIES AND STOCKHOLDERS' (DEFECIT) EQUITY

                                                                                          June 30,          December 31,
                                                                                           2001                2000
                                                                                       -------------       -------------
                                                                                        (Unaudited)

CURRENT LIABILITIES:
    Short-term note payable                                                             $    127,496       $     485,250
    Current portion of long-term debt                                                              -              81,175
    Current portion of capital lease obligations                                              65,349              71,848
    Accounts payable                                                                       1,414,322           1,369,958
    Notes payable-related party                                                              120,000                   -
    Accrued expenses                                                                         553,012             559,974
    Accrued advertising                                                                      262,844             365,000
    Accrued royalties payable                                                                173,992             105,127
    Net liabilities of discontinued operations                                                19,190                   -
                                                                                        ------------       -------------

              Total current liabilities                                                    2,736,205           3,038,332

DEFERRED GAIN ON SALE OF ASSET                                                               225,882             232,043

CAPITAL LEASE OBLIGATIONS, net of current portion                                          2,857,131           2,887,526
                                                                                        ------------       -------------

              Total liabilities                                                            5,819,218           6,157,901
                                                                                        ------------       -------------


STOCKHOLDERS' (DEFECIT) EQUITY (note 3):
    Common stock, $.01 par value; 100,000,000 shares authorized and 6,095,640 and
       5,745,640 shares outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                                           60,956              57,456
    Additional paid-in capital                                                            10,341,949          10,320,949
    Accumulated deficit                                                                  (11,240,509)        (10,262,231)
                                                                                        ------------       -------------

              Net stockholders' (deficit) equity                                            (837,604)            116,174
                                                                                        ------------       -------------

Total Liabilities and Stockholders (Deficit) Equity                                     $  4,981,614       $   6,274,075
                                                                                        ============       =============




     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Three months ended         Three months ended
                                                                           June 30, 2001              June 30, 2000
                                                                       ----------------------     ----------------------
                                                                             (Unaudited)                (Unaudited)

PRODUCT SALES                                                          $      1,255,830           $      2,278,597
COST OF SALES                                                                  (678,182)                (1,414,563)
                                                                       ----------------           ----------------

       Gross Margin                                                             577,648                    864,034
                                                                       ----------------           ----------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                            496,444                    780,849
    General and administrative                                                  478,358                    622,822
    Research and development                                                          -                     57,353
                                                                       ----------------           ----------------

       Total operating costs and expenses                                       974,802                  1,461,024
                                                                       ----------------           ----------------

          Operating loss from continuing operations                            (397,154)                  (596,990)
                                                                       ----------------           ----------------

OTHER INCOME (EXPENSE):
    Interest expense                                                           (125,311)                  (157,178)
    Equity in loss of affiliate (note 5)                                        (40,106)                         -
    Other income (expense)                                                      (55,165)                  (168,733)
                                                                       ----------------           ----------------

       Total other expense, net                                                (220,582)                  (325,911)
                                                                       ----------------           ----------------

          Loss from continuing operations before income tax benefit            (617,736)                  (922,901)
                                                                       ----------------           ----------------

INCOME TAX BENEFIT                                                                    -                          -
                                                                       ----------------           ----------------

          Loss from continuing operations                                      (617,736)                  (922,901)
                                                                       ----------------           ----------------

DISCONTINUED OPERATIONS:
    Income from operations of discontinued home storage and
       organization segment net of income tax                                         -                    110,223
                                                                       ----------------           ----------------

          Net loss                                                     $       (617,736)          $       (812,678)
                                                                       ================           ================

LOSS PER SHARE FROM CONTINUING OPERATIONS- BASIC AND DILUTED           $           (.11)          $           (.20)
                                                                       ================           ================

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS- BASIC AND DILUTED     $              -           $            .03
                                                                       ================           ================

NET LOSS PER SHARE- BASIC AND DILUTED                                  $           (.11)          $           (.17)
                                                                       ================           ================

WEIGHTED AVERAGE SHARES-BASIC AND DILUTED                                     5,838,973                  4,707,459
                                                                       ================           ================




     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Six months ended           Six months ended
                                                                           June 30, 2001              June 30, 2000
                                                                       ------------------         ------------------
                                                                          (Unaudited)                (Unaudited)

PRODUCT SALES                                                          $      3,198,462           $      4,929,886
COST OF SALES                                                                (1,659,609)                (2,859,072)
                                                                       ----------------           ----------------

       Gross Margin                                                           1,538,853                  2,070,814
                                                                       ----------------           ----------------

OPERATING COSTS AND EXPENSES:
    Selling expenses                                                          1,096,235                  1,695,953
    General and administrative                                                1,054,847                  1,420,374
    Research and development                                                          -                    152,320
                                                                       ----------------           ----------------

       Total operating costs and expenses                                     2,151,082                  3,268,647
                                                                       ----------------           ----------------

          Operating loss from continuing operations                            (612,229)                (1,197,833)
                                                                       ----------------           ----------------

OTHER INCOME (EXPENSE):
    Interest expense                                                           (251,362)                  (292,398)
    Equity in loss of affiliate (note 5)                                        (59,582)                         -
    Other income (expense)                                                      (55,105)                  (167,156)
                                                                       ----------------           ----------------

       Total other expense, net                                                (366,049)                  (459,554)
                                                                       ----------------           ----------------

          Loss from continuing operations before income tax benefit            (978,278)                (1,657,387)

INCOME TAX BENEFIT                                                                    -                          -
                                                                       ----------------           ----------------

          Loss from continuing operations                                      (978,278)                (1,657,387)
                                                                       ----------------           ----------------

DISCONTINUED OPERATIONS:
    Income from operations of discontinued home storage and
       organization segment net of income tax                                         -                    335,918
                                                                       ----------------           ----------------

          Net loss                                                     $       (978,278)          $     (1,321,469)
                                                                       ================           ================

LOSS PER SHARE FROM CONTINUING OPERATIONS- BASIC AND DILUTED           $           (.17)          $           (.35)
                                                                       ================           ================

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS- BASIC AND DILUTED     $              -           $            .07
                                                                       ================           ================

NET LOSS PER SHARE- BASIC AND DILUTED                                  $           (.17)          $           (.28)
                                                                       ================           ================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                   5,792,046                  4,707,459
                                                                       ================           ================





     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six months ended           Six months ended
                                                                                   June 30, 2001              June 30, 2000
                                                                               ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                (Unaudited)                (Unaudited)

   Net loss                                                                         $  (978,278)          $     (1,321,469)
   Net income from discontinued operations                                                    -                   (335,918)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    246,705                    300,777
       Amortization of deferred loan costs                                               10,645                     12,774
       Amortization of deferred gain on sale of assets                                   (6,161)                    (6,160)
           Forgiveness of liquidated damages related to convertible debenture                 -                    (13,523)
       Non-cash interest expense on re-issuance of common stock shares                        -                    169,733
       Gain on sale of assets                                                           (16,334)                    (1,577)
       Provision for losses on accounts receivable                                      (43,061)                     8,073
       Changes in operating assets and liabilities:
               Trade accounts receivable                                                682,051                   (533,870)
               Accounts receivable-other                                               (154,965)                   (60,000)
               Inventories                                                              193,489                   (227,264)
               Prepaid expenses                                                          10,932                     38,864
               Other assets                                                              59,469                    (34,196)
               Accounts payable                                                          44,364                    538,040
               Accrued expenses                                                          17,538                        997
               Accrued advertising                                                     (102,156)                  (246,431)
               Accrued royalties                                                         68,865                      6,944
                                                                                    -----------           ----------------
            Net cash provided by (used in)  continuing operating activities              33,103                 (1,704,206)
            Net cash provided by discontinued operating activities                      198,063                    671,836
                                                                                    -----------           ----------------
                  Net cash provided by (used in) operating activities                   231,166                 (1,032,370)
                                                                                    -----------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale of assets                                                   16,474                      2,600
  Purchase of property and equipment                                                     (3,371)                  (123,990)
                                                                                    -----------           ----------------
            Net cash provided by (used in) continuing investing activities               13,103                   (121,390)
            Net cash used in discontinued investing activities                                -                          -
                                                                                    -----------           ----------------
                  Net cash provided by (used in) investing activities                    13,103                   (121,390)
                                                                                    -----------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                                          (357,754)                    49,034
  Net payments on long-term debt                                                        (81,175)                   (41,250)
  Net principal payments on capital lease obligations                                   (36,894)                   (30,734)
  Proceeds from related party note payable                                              150,000                          -
  Payments on related party note payable                                                (30,000)
  Payment to retire convertible debenture                                                     -                 (1,500,000)
  Proceeds from the issuance of common stock related to private
      placement                                                                               -                  1,600,000
  Proceeds from common stock subscribed                                                       -                    700,000
  Proceeds from re-issuance of common stock                                                   -                    200,714
                                                                                    -----------           ----------------

           Net cash provided by (used in) continuing financing activities              (355,823)                   977,764
           Net cash provided by (used in) discontinued financing activities                   -                          -
                                                                                    -----------           ----------------

                  Net cash provided by (used in)  financing activities                 (355,823)                   977,764
                                                                                    -----------           ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (111,554)                  (175,996)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    128,536                    244,755
                                                                                    -----------           ----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $    16,982           $         68,759
                                                                                    ===========           ================

     See accompanying notes to condensed consolidated financial statements.

                  DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                               Six months ended          Six months ended
                                                                                  June 30, 2001             June 30, 2000
                                                                               -----------------         ------------------
                                                                                   (Unaudited)               (Unaudited)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                        $ 246,530                 $ 296,634

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock pursuant to settlement agreement                        24,500                         -

    Building and equipment acquired under capital leases                                  -                     2,220

    Conversion of Convertible Debentures and accrued interest for
         common stock                                                                     -                   135,819

    Common stock subscription receivable                                                  -                    75,000




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

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2001, and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2001.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Receivables sold with no recourse

         The Company has sold portions of its trade accounts receivable to a financing institution with no recourse. The buyer retains a portion of the amounts for which the receivables were sold as reserves, which are released to the Company as payments are made by the Company's customers less a discount rate of 1% of the gross face amount of each account purchased if paid in the first ten days and an additional .0556 of 1% per day until the account is paid in full.

Inventories

         Inventories, consisting principally of telecommunication headsets and amplifiers and telephone accessories, flashlights, and other miscellaneous products as of June 30, 2001 and December 31, 2000, respectively, are summarized as follows:


                                                  June 30,        December 31,
                                                    2001             2000
                                               -----------        ------------

         Raw materials......................   $   279,338        $    423,667
         Work-in-Process....................        66,832              65,390
         Finished Goods.........................   711,393             761,995
                                               -----------        ------------

                                               $ 1,057,563        $  1,251,052
                                               ===========        ============

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)
         -----------------------------------------------------

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

         In calculating net loss per share for the six months ended June 30, 2001, and 2000, warrants and options to purchase 787,750 and 766,750 potential common shares, respectively, are not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Transworld Products, Inc. (Transworld) on July 15, 1999. The goodwill is being amortized using the straight-line basis over two years. The balance as of June 30, 2001 and December 31, 2000 was as follows:

                                                 2001            2000
                                               ----------     -----------

             Goodwill                           $ 34,306        $ 34,306
             Accumulated amortization             34,306          25,729
                                               ----------     -----------
                                                $      -        $  8,577
                                               ==========     ===========

(3)      STOCKHOLDERS' EQUITY
         --------------------

         On June 7, 2001 the Company entered into a settlement and release agreement with Grandur, Inc. ("Grandur"). As consideration for Grandur's execution and delivery of the agreement the Company issued and transferred to Grandur 350,000 shares of the Company's restricted common stock.

(4)      BUSINESS SEGMENT INFORMATION
         ----------------------------

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

                                                                    (Rounded)                             (Rounded)
                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     2001              2000               2001              2000
-----------------------------------------------------    ---------------    --------------     --------------    --------------

Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................            $1,130,000        $1,565,000         $2,844,000        $3,431,000
Flashlights......................................                84,000           517,000            285,000         1,105,000
Hardware/houseware...............................                42,000           197,000             69,000           394,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................            $1,256,000        $2,279,000         $3,198,000        $4,930,000
                                                         ===============    ==============     ==============    ==============

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(4)      BUSINESS SEGMENT INFORMATION (Continued)
         ---------------------------------------

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                              JUNE 30,
                                                         ---------------------------------     ---------------------------------
OPERATING LOSS:                                               2001              2000               2001               2000
-----------------------------------------------------    ---------------    --------------     --------------    ---------------

Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................            $(264,000)        $(109,000)         $(328,000)      $  (246,000)
Flashlights......................................             (105,000)         (369,000)          (242,000)         (781,000)
Hardware/houseware...............................              (28,000)         (119,000)           (42,000)         (171,000)
                                                         ---------------    --------------     --------------    ---------------

       Total.....................................            $(397,000)        $(597,000)         $(612,000)      $(1,198,000)
                                                         ===============    ==============     ==============    ===============

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
DEPRECIATION AND AMORTIZATION (1):                            2001              2000               2001              2000
-----------------------------------------------------    ---------------    --------------     --------------    --------------

Telecommunication Headsets and Amplifiers and
     Telephone Accessories.......................              $106,000          $104,000           $219,000          $207,000
Flashlights......................................                11,000            36,000             25,000            68,000
Hardware/houseware...............................                 1,000            15,000              2,000            26,000
                                                         ---------------    --------------     --------------    --------------

       Total.....................................              $118,000          $155,000           $246,000          $301,000
                                                         ===============    ==============     ==============    ==============

(1) Amortization includes all amortization relating to product license rights, non-compete agreements and purchased patents.

Information as to the assets and capital expenditures of Dynatec International, Inc. is as follows:

                                                            JUNE 30,             DECEMBER 31,
ASSETS:                                                        2001                 2000
----------------------------------------------------    ---------------       -----------------

Telecommunication Headsets and Amplifiers and
   Telephone Accessories.........................       $     3,379,000       $       4,098,000
Flashlights......................................             1,025,000               1,111,000
Hardware/Houseware...............................               283,000                 554,000
Discontinued operations..........................                     -                 179,000
                                                        ---------------       -----------------
       Total assets for reportable segments......             4,687,000               5,942,000

Other assets.....................................                33,000                  92,000
Deferred loan costs and other assets not
   allocated to segments.........................               262,000                 240,000
                                                        ---------------       -----------------
       Consolidated total........................       $     4,982,000       $       6,274,000
                                                        ===============       =================


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
CAPITAL EXPENDITURES:                                         2001              2000               2001              2000
-----------------------------------------------------    ---------------    --------------     --------------    --------------

Telecommunication Headsets and
   Amplifiers and Telephone Accessories..........                     -       $    17,000      $     3,000        $     85,000

Flashlights......................................                     -             7,000                -              28,000

Hardware/Houseware...............................                     -             6,000                -              11,000

                                                         --------------       -----------      -----------        ------------

       Total.....................................        $            -       $    30,000      $     3,000        $    124,000
                                                         ==============       ===========      ===========        ============

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(4)      BUSINESS SEGMENT INFORMATION (Continued)
         ---------------------------------------

         Information as to the Company's operations in different geographical areas is as follows:

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
REVENUES:                                                     2001              2000               2001              2000
-----------------------------------------------------    ---------------    --------------     --------------    --------------

United States....................................            $1,235,000        $2,172,000         $3,169,000        $4,715,000
Other (1)........................................                21,000           107,000             29,000           215,000
                                                             ----------        ----------         ----------        ----------

       Total.....................................            $1,256,000        $2,279,000         $3,198,000        $4,930,000
                                                             ==========        ==========         ==========        ==========

(1)      Includes Canada, Europe and other miscellaneous.


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ---------------------------------     --------------------------------
OPERATING LOSS:                                               2001              2000               2001              2000
-----------------------------------------------------    ---------------    --------------     --------------    --------------

United States....................................             (397,000)         (597,000)          (612,000)       (1,198,000)
                                                         ===============    ==============     ==============    ==============

                                               JUNE 30, 2001        DECEMBER 31,
ASSETS:                                                                  2000
------------------------------------------     ----------------    -------------
United States..........................        $  4,724,000        $  5,978,000
Asia...................................             257,000             296,000
                                               ----------------    -------------

       Total...........................        $  4,981,000        $  6,274,000
                                               ================    =============

(5)      JOINT VENTURE
         -------------

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


(6)      GOING CONCERN
         -------------

         Based on current operations, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of the year 2001. The Company is currently pursuing additional sources of liquidity in the form of traditional commercial credit or additional sales of the Company's debt or equity securities to finance its ongoing operations. Additionally, the Company has entered into

                 DYNATEC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(6)      GOING CONCERN-(continued)
         ------------------------

interim financing transactions, including $120,000 of revolving unsecured credit provided by an entity affiliated with a member of the Company's board of directors. The Company also is pursuing other types of commercial and private financing which could involve sales of the Company's assets or sales of one or more operating divisions. The Company's sales have been adversely affected by the Company's reduced credit availability and lack of access to other financing because of its reduced ability to purchase product to fill existing orders. On August 14, 2001 due to cash flow constraints the Company reduced its workforce by approximately 60%. This reduction in force will adversely affect the Company's ability to fill existing orders. If additional financing is not obtained in the near future, the Company will be required to more significantly curtail its operations or seek protection under bankruptcy laws.

(7)      SUBSEQUENT EVENTS
         -----------------

         On July 12, 2001 the Company executed a convertible debenture agreement (the "Convertible Debenture"). Under the convertible debenture, the Company issued a convertible debenture in the aggregate principal amount of $250,000 plus interest at a rate per annum equal to six percent, with interest being paid quarterly as of January 1, April 1, July 1, and October 1 of each year. The principal amount of the debenture is convertible at any time into common stock in the Company at a price of $0.07 per share, which was the closing bid price of the Company's common stock on July 12, 2001, as quoted on the OTC Electronic Bulletin Board. If after three years the debenture has not been converted into shares of the Company's common stock or redeemed or called for redemption by the Company the debenture shall automatically convert into a two-year fully amortizing term loan.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three and six-month periods ended June 30, 2001 and 2000, respectively. As supplemental information, the table also segregates the Company's revenues by product line type.


                                                (Rounded)                            (Rounded)
                                        For the Three Months Ended           For the Six Months Ended
                                    ----------------------------------- ------------------------------------
                                                                % OF                                 % OF
                                                                CHG                                   CHG
                                                                FROM                                 FROM
                                        JUNE 30,     JUNE 30,   2000 TO     JUNE 30,    JUNE 30,     2000 TO
                                          2001        2000      2001          2001        2000       2001
                                        --------    ---------   -------     --------    --------     --------

Unaudited Statement of Operations
Data:
       Product sales.............     $1,256,000  $2,279,000   (44.9)%    $3,198,000  $ 4,930,000    (35.1)%
       Cost of sales.............        678,000   1,415,000    (52.1)     1,660,000    2,859,000    (41.9)
                                      ----------  ----------              ----------  -----------
               Gross margin......        578,000     864,000    (33.1)     1,538,000    2,071,000     (25.7)
                                      ----------  ----------              ----------  -----------

Operating Costs and Expenses:
       Selling expenses..........        497,000     781,000    (36.4)     1,096,000    1,696,000     (35.4)
       General and administrative        478,000     623,000    (23.3)     1,055,000    1,421,000     (25.8)
       Research and development..              -      57,000   (100.0)             -      152,000    (100.0)
                                      ----------  ----------              ----------  -----------

          Total operating costs and
          Expenses................       975,000   1,461,000    (33.3)     2,151,000    3,269,000     (34.2)
                                      ----------  ----------              ----------  -----------

Other Income (Expense), net:
       Interest expense..........       (125,000)   (157,000)   (20.4)      (251,000)    (292,000)    (14.0)
       Equity in loss of affiliate       (40,000)          -        -        (59,000)           -         -
       Other income (expense)....        (56,000)   (169,000)   (66.9)       (55,000)    (167,000)    (67.1)
                                      ----------  ----------              ----------  -----------

         Total other income
        (expense)................       (221,000)   (326,000)   (32.2)      (365,000)    (459,000)    (20.5)

       Loss from continuing
       operations................       (618,000)   (923,000)   (33.0)      (978,000)  (1,657,000)    (41.0)

Discontinued Operations:
    Income from discontinued
    operations                                 -     110,000   (100.0)             -      336,000    (100.0)
                                      ----------  ----------              ----------  -----------

       Net loss..................     $ (618,000) $ (813,000)   (24.0)%   $ (978,000  $(1,321,000)    (26.0)%
                                      ==========  ==========              ==========  ===========

Unaudited Supplemental Information:

Revenue by product line type:
    Telecommunication headsets and
          amplifiers and telephone
          accessories.............    $1,130,000  $1,565,000    (27.8)%   $2,844,000  $ 3,431,000     (17.1)%
     Flashlights..................        84,000     517,000    (83.8)       285,000    1,105,000     (74.2)
    Hardware/houseware............        42,000     197,000    (78.7)        69,000      394,000     (82.5)
                                      ----------  ----------              ----------  -----------

          Total product sales.....    $1,256,000  $2,279,000    (44.9)%   $3,198,000  $ 4,930,000     (35.1)%
                                      ==========  ==========              ==========  ===========


The following are explanations of significant period-to-period changes for the three months ended June 30, 2001 and 2000:

Revenues

         Total Product Sales. Total product sales decreased by $1,023,000, or 44.9%, from $2,279,000 to $1,256,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

         Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $435,000, or 27.8%, from $1,565,000 to $1,130,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease is primarily related to decreases in sales of the Company's telephone headsets and amplifiers of $217,000, shoulder rest products of $71,000, and $147,000 in other telephone accessory products. Overall gross margins for this product line decreased to 52.7% from 53.2% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, as a result of the sales mix.

         Flashlights. Flashlight revenues decreased $433,000, or 83.8%, from $517,000 to $84,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease was primarily the result of the Company's decision to move its flashlight manufacturing to a different Asian supplier causing some short-term delays in the delivery of product and to the Company's decreased credit availability and lack of alternate capital resources. Overall gross margins for products in this category increased from 0.7% to 19.0% for the three months ended June 30, 2001 when compared to June 30, 2000, as a result of a decrease in material costs of the products due to a change in the manufacturer.

         Hardware/houseware. Hardware/houseware revenues decreased $155,000, or 78.7%, from $197,000 to $42,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease is primarily attributable to the loss of the Company's main customer in the doorstops product line as a result of an increase in the Company's pricing. Overall gross margins for products in this category increased from 33.7% to 43.8% for the three months ended June 30, 2001 compared to June 30, 2000, as a result of the increase in pricing.


Operating Costs and Expenses

         Selling Expenses. Selling expenses decreased $284,000, or 36.4%, from $781,000 to $497,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease is due in part to a decrease in salaries for sales personnel of $107,000 due to a reduction in force of the sales staff, as well as decreases in commissions paid to outside sales representatives of $63,000, freight expenses of $57,000, travel related expenses of $17,000, consulting fees of $16,000 and royalties of $12,000.

         General and Administrative Expenses. General and administrative expenses decreased $145,000, or 23.3%, from $623,000 to $478,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease in general and administrative expenses was primarily the result of a decrease in legal and accounting fees of $75,000, as well as a decrease of $30,000 in salaries paid as a result of the Company's reductions in force, a decrease in office and computer supplies of $24,000, consulting fees of $18,000, employee recruitment and education expenses of $7,000 and a decrease of $16,000 in travel related expenses. These decreases were offset in part by an increase in bank charges of $13,000 and bad debt expense of $12,000.

         Research and Development. Research and development decreased by $57,000, or 100.0%, from $57,000 to $-0- for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease was primarily attributable to the completion in 2000 of the Company's research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

         Total Operating Costs and Expenses. Total operating costs and expenses decreased by $486,000, or 33.3%, from $1,461,000 to $975,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, for the reasons discussed above.

         Interest Expense. Interest expense decreased $32,000, or 20.4%, from $157,000 to $125,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease is primarily the result of the Company's reduction in interest expenses related to its revolving credit facility. These decreases were offset in part by an increase in interest expense related to the Company's joint venture and financing arrangement with Sarkat International, LLC (see note 5 to the accompanying condensed consolidated financial statements).

         Equity in loss of affiliate. Equity in loss of affiliate increased by $40,000 from -0- to $(40,000) for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease is attributable to the Company's joint venture with Sarkat International, LLC (see note 5 to the accompanying condensed consolidated financial statements).

         Other income (expense). Other income (expense) decreased by $113,000 from $(169,000) to $(56,000) for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase is due to the one time non-cash expense of $169,000 related to the April 4, 2000 recognition as having been previously issued of 208,000 shares of the Company's common stock as well as an increase in the gain on sale of assets of $16,000. These increases were offset in part by $70,000 of accrued severance expenses related to the termination of the Company's former Sr. Vice President of Sales.

         Discontinued operations. Income from discontinued operations decreased $110,000 from $110,000 to -0- for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease is attributable to the sale of the assets of the Company's Neat Things! (TM) home organization and storage product line in November 2000.

         Net Loss. The net loss decreased by $195,000, or 24.0%, from $813,000 to $618,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due to the factors described above.

The following are explanations of significant period-to-period changes for the six months ended June 30, 2001 and 2000:

Revenues

         Total Product Sales. Total product sales decreased by $1,732,000 or 35.1% from $4,930,000 to $3,198,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

         Telecommunication Headsets and Amplifiers and Telephone Accessories. Sales of telecommunication headsets and amplifiers and telephone accessories decreased $587,000, or 17.1%, from $3,431,000 to $2,844,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decrease is primarily related to decreases in sales of the Company's shoulder rest products of $311,000, and telephone headsets and amplifiers of $379,000. These sales decreases were partially attributable to the Company's inability to acquire product to fill existing orders because of decreased credit availability and a lack of alternate capital resources. The decrease was offset in part by an increase of $103,000 in the Company's Twisstop and other telephone accessory products. Overall gross margins for this product line decreased to 53.3% from 55.5% for the six months ended June 30, 2001 compared to the three months ended June 30, 2000, as a result of the sales mix.

         Flashlights. Flashlight revenues decreased $820,000, or 74.2%, from $1,105,000 to $285,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decrease was primarily the result of the Company's decision to move its flashlight manufacturing to a different Asian supplier causing some short-term delays in the delivery of product and to the Company's decreased credit availability and lack of alternate capital resources. Overall gross margins for products in this category decreased from 8.2% to 7.5% for the six months ended June 30, 2001 when compared to June 30, 2000, as a result of an increase in overseas freight charges to expedite delivery of product from the Company's foreign supplier.

         Hardware/houseware. Hardware/houseware revenues decreased $325,000, or 82.5%, from $394,000 to $69,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease is primarily attributable to the loss of the Company's main customer in the doorstops product line as a result of an increase in the Company's pricing. Overall gross margins for products in this category increased from 19.5% to 44.7% for the six months ended June 30, 2001 when compared to June 30, 2000, as a result of the increase in pricing.


Operating Costs and Expenses

         Selling Expenses. Selling expenses decreased $600,000, or 35.4%, from $1,696,000 to $1,096,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decrease is due in part to a decrease in salaries for sales personnel of $118,000 due to a reduction in force of the sales staff, as well as decreases in commissions paid to outside sales representatives of $128,000, freight expenses of $103,000, travel related expenses of $67,000, consulting fees of $66,000, product samples and sales literature of $64,000, royalties of $32,000, and trade show expenses of $22,000.

         General and Administrative Expenses. General and administrative expenses decreased $366,000, or 25.8%, from $1,421,000 to $1,055,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease in general and administrative expenses was primarily the result of a decrease in legal and accounting fees of $129,000, as well as a decrease of $88,000 in salaries paid as a result of the Company's reductions in force, a decrease in office and computer supplies of $71,000, consulting fees of $59,000, employee recruitment and education expenses of $28,000 and a decrease of $35,000 in travel related expenses. These decreases were offset in part by an increase in bank charges of $27,000 and bad debt expense of $17,000.

         Research and Development. Research and development decreased by $152,000, or 100.0%, from $152,000 to $-0- for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease was primarily attributable to the completion in 2000 of the Company's research and development efforts associated with the Company's flashlight line to improve the function and appearance of the products.

         Total Operating Costs and Expenses. Total operating costs and expenses decreased by $1,118,000, or 34.2%, from $3,269,000 to $2,151,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, for the reasons discussed above.

         Interest Expense. Interest expense decreased $41,000, or 14.0%, from $292,000 to $251,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decrease is primarily the result of the Company's reduction in interest expenses related to its revolving credit facility. These decreases were offset in part by an increase in interest expense related to the Company's joint venture and financing arrangement with Sarkat International, LLC (see note 5 to the accompanying condensed consolidated financial statements).

         Equity in loss of affiliate. Equity in loss of affiliate increased by $59,000 from -0- to $(59,000) for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decrease is attributable to the Company's joint venture with Sarkat International, LLC (see note 5 to the accompanying condensed consolidated financial statements).

         Other income (expense). Other income (expense) decreased $112,000, from $(167,000) to $(55,000) for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease is due to the one time non-cash expense of $169,000 related to the April 4, 2000 recognition as having been previously issued of 208,000 shares of the Company's common stock. As well as an increase in the gain on sale of assets of $16,000. These decreases were offset in part by $70,000 of accrued severance expenses related to the termination of the Company's former Sr. Vice President of Sales.

         Net Loss. The net loss decreased by $343,000, or 26.0%, from $1,321,000 to $978,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to a combination of the factors described above.

Liquidity and Capital Resources

General

         The Company's principal sources of liquidity historically have been cash flows from operations, cash on hand and borrowing under a secured revolving credit facility. On June 5, 2001 the Company entered into an Account Purchase Agreement with a national financial institution to sell and assign its trade accounts receivable. (see note 2 to the accompanying condensed consolidated financial statements). The proceeds of these sales were used primarily to pay off the Company's secured revolving credit facility.

         In February 2001, and due to decreases in the Company's operating capital and borrowing availability, the Company entered into a relationship with Sarkat International, LLC ("Sarkat"), a limited liability company that is owned in part by Reed Newbold, who currently is a member of the Company's board of directors. In connection with this arrangement, Sarkat agreed to provide unsecured, revolving debt financing to Softalk, Inc. or Softalk Communications, Inc., each a subsidiary of the Company, in the aggregate amount of $150,000. In exchange for each advance of funds by Sarkat, the Company (or its subsidiary directly receiving such funds) is obligated to repay the principal amount advanced, plus interest calculated on a daily basis at the annual rate of the greater of eight and one-half percent or the actual rate of interest paid by Sarkat to obtain such funds, plus a "lender's premium" of 12.5% of the principal amount advanced. Such borrowed funds are disbursed by direct payment by Sarkat to the Company's supplier, who then ships product to the Company, which allows the Company to service pending orders from its customers. As of August 2, 2001, the Company owes Sarkat $120,000 in principal and $5,093 in interest. Sarkat has been paid $40,564 in lender's premiums. The principal and interest are due 180 days from the date of the advance. Debt financing on similar or terms more preferential to the Company was not available to the Company at the time.

         June 30, 2001 Compared to December 31, 2000

         As of June 30, 2001 the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $184,000, a decrease of 80.3%, or $751,000, from December 31, 2000 when liquid assets were $935,000. Cash decreased $112,000, or 87.5%, to $16,000 at June 30, 2001 from $128,000 at
December 31, 2000. The decrease in cash was primarily the result of the Company utilizing its revolving credit facility, under which "draws" are made by the Company to fund capital expenditures, purchase inventory and for general-purpose use. After a draw is made a corresponding payable is setup, when collections of outstanding accounts receivable are made the monies collected, are swept, the next day, and re-applied against outstanding draws. Trade accounts receivable decreased $639,000, or 79.3%, to $167,000 at June 30, 2001 from $806,000 at
December 31, 2000. This decrease is primarily the result of the Company's sale of its trade accounts receivable to a financial institution (see note 2 to the accompanying condensed consolidated financial statements).

         Current assets decreased by $979,000, or 39.7%, to $1,487,000 at June 30, 2001 from $2,466,000 at December 31, 2000. This decrease was primarily the result of a decrease in cash of $112,000, discussed above, a decrease in inventory by $193,000 primarily due to the Company's efforts to reduce inventory levels to a one month's supply, and a decrease in net assets of discontinued operations of $179,000 due to the sale of the assets of the Company's Neat Things! (TM) home organization and storage product line. The decrease in current assets was offset in part by an increase in accounts receivable-other of $155,000 as a result of reserves held by the financial institution for monies not yet collected against trade accounts receivable purchased by the financial institution.

         Long-term assets decreased $313,000, or 8.2%, to $3,495,000 at June 30, 2001 from $3,808,000 at December 31, 2000. This decrease was primarily the result of recurring depreciation expense on property and equipment, and amortization of deferred loan costs, and other intangibles.

         Current liabilities decreased by $302,000, or 9.9%, to $2,736,000 at June 30, 2001 from $3,038,000 at December 31, 2000. This decrease was primarily due to a decrease of $358,000 in notes payable-short term and $81,000 in current portion of long-term debt as a result of the pay-off of the Company's secured revolving credit facility, as well as a decrease in accrued advertising of
$102,000. These decreases were offset in part by an increase in notes payable-related party of $120,000 as a result of the Company's February 2001 agreement with Sarkat, an increase in accrued royalties of $68,000, and trade accounts payable of $44,000.

         The Company's working capital deficit increased by $677,000, or 118.4%, to ($1,249,000) at June 30, 2001 from ($572,000) at December 31, 2000, for the reasons described above.

         The Company provided net cash of $33,000 from continuing operating activities during the six months ended June 30, 2001, primarily from the decrease in accounts receivable-trade and the decrease in inventory levels, offset in part by the net loss incurred during the period and a decrease in accrued advertising.

         The Company provided net cash of $13,000 in investing activities during the six months ended June 30, 2000, primarily from the net proceeds from the sale of assets, offset in part by capital expenditures for property and equipment.

         The Company used net cash of $356,000 from financing activities during the six months ended June 30, 2001 primarily as a result of the net payments made on the Company's line of credit, long-term debt and capital lease obligations during the period, offset in part by proceeds from the related party note payable.

         Based on current operations, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for the remainder of the year 2001. The Company is currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending or additional sales of the Company's debt or equity securities to finance its ongoing operations. Additionally, the Company has entered into interim financing transactions, including $120,000 of revolving unsecured credit provided by an entity affiliated with a member of the Company's board of directors. The Company also is pursuing other types of commercial and private financing which could involve sales of the Company's assets or sales of one or more operating divisions. The Company's sales and financial condition have been adversely affected by the Company's reduced credit availability and lack of access to alternate financing because of its reduced ability to purchase product to fill existing orders. On August 14, 2001 due to cash flow constraints the Company reduced its workforce by approximately 60%. This reduction in force will adversely affect the Company's ability to fill existing orders. If additional financing is not obtained in the near future, the Company will be required to more significantly curtail its operations or seek protection under bankruptcy laws.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

         In July 2001, Lloyd M. Taggart filed suit against the Company in Utah state court for alleged breach of an employment agreement between the Company and Mr. Taggart. Mr. Taggart seeks money damages from the Company in excess of $380,000 and other unspecified damages and remedies. Mr. Taggart alleges that his employment was terminated by the Company without cause, as defined in his employment agreement. The Company has answered the Complaint and intends to vigorously defend the lawsuit.

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

         On August 4, 2000, the Company filed suit against WAC Research, Inc., a Utah corporation ("WAC"), in Utah state court in Salt Lake City, Utah. WAC is a corporation at least fifty percent of which is owned by Donald M. Wood ("Wood"), the Company's former Chairman and Chief Executive Officer. The dispute with WAC arose out of a series of royalty agreements between the Company and WAC dated in 1990 and 1998 that purported to obligate the Company to pay perpetual royalties to WAC on sales of products in the Company's telephone accessories product line. In return for this perpetual royalty (which the Company paid for approximately 10 years) WAC purported to assign and grant to the Company the intellectual property rights underlying certain of the Company's Softalk products. At the times the WAC agreements were negotiated, Wood controlled both WAC and the Company. The Company amended its complaint in the WAC Action on August 29, 2000 and on October 19, 2000. The Company's complaint, as amended to date, seeks the court's declaration that no further royalties are owed by the Company to WAC because, among other reasons, (i) WAC never had any interest in or to any of the intellectual property rights underlying the Company's Softalk products, (ii) WAC breached its representations and warranties of ownership as to such intellectual property rights as set forth in the WAC agreements, (iii) patents covering certain of the key products in the Company's Softalk product line have expired, and such products are not otherwise covered by enforceable copyrights or other intellectual property rights, (iv) the Company owns all trademark rights with respect to its Softalk products, (v) WAC has no right to continue forcing the Company to pay royalties under expired patents, (vi) WAC's ongoing attempts to enforce the WAC royalty agreements constitute patent misuse, and (vii) as a consequence of WAC's patent misuse, WAC is liable to the Company for royalties paid under a 1998 agreement between WAC and the Company. The complaint also includes claims for damages stemming from WAC's alleged patent misuse, failure of consideration, unjust enrichment and additional declaratory relief. On March 27, 2001, WAC filed a counterclaim against the Company. The WAC Action is still pending, and the Company intends to vigorously prosecute it.

         In February 1999, Mag Instrument, Inc., a manufacturer and distributor of flashlights and one of the Company's competitors ("Mag"), filed a lawsuit against the Company's subsidiary, Nordic Technologies, Inc. ("Nordic") alleging that Nordic is infringing certain of Mag's patents and committing false advertising and unfair competition. The lawsuit was filed in the U.S. District Court for the Central District of California. The Company and Mag attempted to settle that lawsuit, and entered into an agreement whereby the lawsuit was dismissed without prejudice, with Mag having the express right to refile the complaint in the same court and venue. No settlement was ever reached. On October 30, 2000, Mag filed a new complaint in the same federal district court that it subsequently served on the Company. The new Mag complaint alleges that Nordic has infringed two patents and related trademarks owned by Mag, and also has engaged in unfair competition arising out of Nordic's alleged use of a flashlight design that is confusingly similar to the shape, style and overall appearance of Mag's miniature "AA" light, all in violation of various provisions of federal and California state law. Mag seeks unspecified money damages, punitive damages and injunctive relief. The Company does not believe that any of Nordic's flashlight products have infringed any patents or trademarks of Mag, and intends to vigorously defend the suit.

         On May 4, 2000, Grandur, Inc., a Taiwan corporation ("Grandur"), sued the Company in the United States District Court for the District of New Jersey. The summons and complaint were served on the Company in Salt Lake City, Utah on May 12, 2000. The complaint alleges that the Company has breached a manufacturing agreement between the Company and Grandur pursuant to which the Company is alleged to have a minimum annual purchase requirement and an exclusive manufacturing arrangement with Grandur for the Company's Twisstop product. The complaint further alleges that Grandur is entitled to recover, in addition to such damages as may be proved at trial, liquidated damages per the terms of the contract in the amount of $500,000. During the period ended June 30, 2001, Grandur and the Company settled this litigation, which has been dismissed by the court.

         In February 2000, Merrill Lynch & Co., Inc. ("Merrill Lynch") notified the Company that American Stock Transfer & Trust Co., New York, New York, the Company's stock transfer agent ("AST"), had confiscated three separate certificates purporting to represent a total of 208,000 shares of restricted common stock issued in the name of an entity affiliated with Donald M. Wood, the Company's former Chairman and Chief Executive Officer. AST confiscated such certificates because they were not then shown as valid certificates representing the Company's issued and outstanding common stock. Based on further investigation by AST, the Company believes that its former stock transfer agent had transferred the shares represented by such certificates to third parties, but had not received the original certificates representing such shares at the time of those transfers. Nor did the former transfer agent obtain documentation indicating that such certificates had been lost, stolen or destroyed. In January 2000, several years after the shares represented by such certificates purportedly had been transferred, the original certificates were tendered to
Merrill Lynch with instruction to sell the shares represented by such certificates. Merrill Lynch then sold such shares and tendered the certificates to AST for transfer, at which time AST confiscated the certificates. On March 28, 2000, the Company received a letter from counsel for Merrill Lynch. In that letter, Merrill Lynch advised the Company of its intention to enforce its clients' rights to compel the Company to recognize the transfers of the shares represented by the certificates tendered to it in January 2000 under the Uniform Commercial Code as adopted by the State of Utah. The Company complied with Merrill Lynch's demand. The net effect of this action was that the Company was required to recognize as having been previously issued 208,000 shares of common stock that were not then shown as being issued and outstanding on the books and records of the Company. On March 29, 2000, the Company filed a lawsuit in Utah state court against Mr. Wood, WAC Research, Inc. ("WAC") and Muito Bem Ltd Partnership ("Muito Bem"), Alpha Tech Stock Transfer & Trust Company, the Company's former stock transfer agent ("Alpha Tech"). Both WAC and Muito Bem are entities affiliated with Wood. The case sought damages from all defendants, and specifically asked the court to award to the Company the proceeds of the sales by WAC and/or Muito Bem of the shares that the Company was compelled to reinstate on the basis that those entities and their principals had been unjustly enriched. In a settlement, dated April 12, 2000, among Wood, WAC, Muito Bem, Merrill Lynch and the Company, the Company received cash in the amount of $200,714, in exchange for which it released its claims for further damages against Wood, WAC, Muito Bem and Merrill Lynch. During the period ended June 30, 2001, the Company entered into a settlement agreement with Alpha Tech pursuant to which the Alpha Tech litigation will be dismissed.

         On December 7, 1999, Donald M. Wood, the former Chairman and Chief Executive Officer of the Company, and the Stith Law Office (Wood's personal legal counsel) filed a lawsuit in the District Court of Salt Lake County, State of Utah (Case No. 990912153). In that lawsuit, Wood and Stith asserted that the Company has breached a Settlement Agreement executed by the Company and Wood upon Wood's resignation as the Company's Chairman and Chief Executive Officer, effective as of January 14, 1999. The lawsuit includes claims for breach of contract, fraud and intentional infliction of emotional distress, and seeks money damages and punitive damages in the aggregate amount of $1,162,246. On February 7, 2000, the Company filed its answer to the Wood litigation, in which the Company asserted that its payment obligations under the Settlement Agreement were excused by repeated breaches by Wood of various covenants of the Settlement Agreement. Simultaneously, the Company filed a counterclaim against Wood for money damages incurred by the Company as a result of Wood's various breaches of the Settlement Agreement. The Company also simultaneously filed motions to dismiss the fraud and intentional infliction of emotional distress claims. During the period ended June 30, 2001, the Company entered into a settlement agreement with Mr. Wood pursuant to which his lawsuit will be dismissed.

         On March 19, 1999, Alpha Tech Stock Transfer Company ("Alpha Tech") filed a lawsuit against the Company in Utah state court in Salt Lake City, Utah. Alpha Tech was the Company's stock transfer agent for a period of approximately ten years until the Company terminated its relationship with Alpha Tech in January 1999 and instructed Alpha Tech to transfer the Company's stock transfer records to American Stock Transfer, New York, New York. The complaint alleges that the Company breached its service contract with Alpha Tech by failing to pay $132,165 to Alpha Tech for transfer agent services rendered and reimbursement for legal expenses incurred by Alpha Tech. Alpha Tech never served the complaint; the Company learned about the complaint through an unrelated third party. In March 2000, Alpha Tech refiled essentially the same complaint, thereby commencing another lawsuit against the Company. The March 2000 complaint is virtually identical to the March 1999 complaint. In April 2000, the Company accepted service of process, and has filed a motion to dismiss the March 2000 complaint. The Company disputes the claims of Alpha Tech's complaint and intends to vigorously defend this action. During the period ended June 30, 2001, the Company entered into a settlement agreement with Alpha Tech pursuant to which the Alpha Tech litigation will be dismissed.

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

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

         Item 2(c). Recent Sales of Unregistered Securities

         On May 29, 2001 the Company issued a warrant to purchase 200,000 shares of its restricted common stock at an exercise price of $.07 as part of a settlement of a lawsuit brought by its former Chairman and Chief Executive Officer. The warrant, and any shares of common stock issued upon its exercise were issued without registration under the Securities Act of 1933, as amended, in reliance on an exemption from the registration requirement under section 4(2) of the Securities Act. The warrant and any shares of common stock issued upon its exercise bear and will bear a legend restricting transfers of such securities except upon compliance with the registration requirements of the Securities Act or an exemption there from.

         On June 7, 2001 the Company issued 350,000 shares of its restricted common stock as part of a settlement of a lawsuit brought by a product supplier. The warrant shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on an exemption from the registration requirement under section 4(2) of the Securities Act . The certificates representing such common stock bear a legend restricting transfers of such securities except upon compliance with the registration requirements of the Securities Act or an exemption there from. Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

         No.      Description
         --------------------

         10.1 Stock Purchase Agreement between the Company and seven investors, dated as of February 11, 2000. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1999.)

         10.2     Employment  Agreement  between the Company  and  Frederick  W.
                  Volcansek, dated as of February 5, 1999. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 1998).

         10.3 Employment Agreement between the Company and Lloyd M. Taggart, dated as of June 22, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.4 Commercial Lease between the Company and FRE III Corporation, a California corporation, dated as of November 4, 1999.
                  (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.5 Commercial Real Estate Purchase Contract between the Company and Darwin Datwyler dated as of July 16, 1999, as amended through November 4, 1999. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended September 30, 1999.)

         10.6 Stock Purchase Agreement between the Company and three investors, dated as of May 18, 2000. (Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended June 30, 2000).

         10.7 Asset Purchase Agreement dated November 22, 2000, by and among Dynatec International, Inc., and Expandable Home Organizers, Inc., a California corporation (Incorporated by reference from Current Report on Form 8-K dated as of November 22, 2000).

         10.8 Form of Promissory Note in favor of Sarkat International, L.L.C. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2000).

         10.9 Articles of Organization of Nordic ASI, L.L.C. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2000)

         10.10 Operating Agreement of Nordic ASI, L.L.C. (Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2000)

(b)    Forms 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DYNATEC INTERNATIONAL, INC.



  /s/ Frederick W. Volcansek, Sr.                    August 20, 2001
---------------------------------                    ---------------
Frederick W. Volcansek, Sr.                              Date
Chairman & CEO



  /s/ Mark W. Sperry                                 August 20, 2001
--------------------                                 ---------------
Mark W. Sperry                                           Date
Vice President & Chief Accounting Officer